Form 10-Q
period 2015-03-31
New Fuel Systems Inc.
filed 2015-10-05
CIK 1632559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-202030

NEW FUEL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada  and State of Wyoming, USA
(State or other jurisdiction of incorporation or organization)

26-3937768
(I.R.S. Employer Identification No.)

5641 – 201 Street, #210
Langley, BC, Canada
(Address of principal executive offices)

V3A 8A4
(Postal Code)

(604) 532.2090

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        X                       Yes                      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:                                                                                                                                                        Accelerated filer:

Non-accelerated filer:	Smaller reporting company: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes _____       No  XXX

As of March 31, 2015  the total number shares of New Fuel Systems Inc. common stock outstanding is 38,726,839.

PART ONE – FINANCIAL INFORMATION

Item 1. Financial Statements.

New Fuel Systems Inc.

Condensed Interim Consolidated Financial Statements
(Expressed in Canadian Dollars)

Period Ended March 31, 2015 and 2014
(Unaudited)

Stated in Canadian dollars	Notes	March 31, 2015	December 31, 2014

ASSETS
Current assets
Cash		$550,756	$476,288
Available-for-sale securities	4	37,984	271,009
Prepaid expenses		582	920
Total current assets		589,322	748,217

Deferred charge	6	4,000,000	4,000,000
Equipment	3	7,451	8,069
Total assets		$4,596,773	$4,756,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade and other payables	5	$8,484	$27,338
Due to related party	9	59,439	71,211
Total current liabilities		67,923	98,549

Shareholders’ Equity
Share capital	6	5,855,075	5,705,075
Accumulated other comprehensive income (loss)		(20,398)	212,627
Deficit		(1,305,827)	(1,259,965)
Total shareholders’ equity		4,528,850	4,657,737

Total liabilities and shareholders’ equity		$4,596,773	$4,756,286

Going concern (note 1)

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2015 and 2014
(Unaudited)

Stated in Canadian dollars	Notes	2015	2014
Expenses
Amortization - equipment		618	243
Bank charge		184	38
Investor relations and filing fee		2,756	18,750
Professional fees		9,412	9,162
Office and miscellaneous		1,372	1,882
Management fees	9	24,000	24,000
Rent	9	3,300	3,300
Travel and automobile expenses		3,755	2,014
		45,397	59,389

Other item
Foreign exchange gain or (loss)		(465)	446
Net loss for the period		(45,862)	(58,943)
Unrealized gain (loss) on available-for-sale securities		(233,025)	6,752
Comprehensive (loss) for the period		(278,887)	(52,191)

Basic and diluted loss per share		(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted		47,511,592	46,999,404

The accompanying notes are an integral part of these consolidated financial statements

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(Unaudited)

Stated in Canadian dollars	2015	2014

Cash flows used in operating activities
Loss for the year	$(45,862)	$(58,943)
Adjustments for non-cash items:
Amortization – equipment	618	243

Changes in non-cash working capital items:
Changes in prepaid expenses	338	10,739
Changes in trade and other payable	(18,854)	(4,065)
Net cash used in operating activities	(63,760)	(52,026)

Cash flows from financing activities
Due to related party	(11,772)	2,190
Proceeds from shares issued	150,000	48,950
Net cash from financing activities	138,228	51,140

Increase (decrease) in cash	74,468	(886)

Cash at beginning of period	476,288	457,689

Cash at end of period	$550,756	$456,803

The accompanying notes are an integral part of these consolidated financial statements

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended March 31, 2015
(Expressed in Canadian dollars)
(Unaudited)
1. Nature of Operations and Going Concern

New Fuel Systems Inc. (“the Company”) was incorporated under the “British Columbia Business Corporation Act” on March 2, 2005 under the name Lighting Ridge Resources Inc., and changed its name to New Fuel Systems Inc. on February 21, 2007. The Company’s registered office and principal place of business is Unit 210, 5641 201 Street, Langley, British Columbia, Canada, V3A 8A4. The Company’s principle business activity is focusing on the identification, acquisition, development, and commercialization of renewable, alternative energy technologies globally.

These condensed interim consolidated financial statements were authorized for issue by the Audit Committee and Board of Directors on May 29, 2015.

These condensed interim condensed consolidated financial statements are prepared on a going concern basis, which presumes that the Company and its wholly owned subsidiaries (collectively, the “Group”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

These condensed interim financial statements should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 2014.

These financial statements have been prepared using accounting principles applicable to a going concern which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business  plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future. In order to continue as a going concern and meet its corporate objectives, the Company will require additional financing through debt or equity issuances or other available means. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These financial statements do not reflect the adjustments to the carrying value of assets and liabilities, or the impact on the statement of operations and comprehensive loss and financial position classifications that would be necessary were the going concern assumption not appropriate.

There can be no assurance that a viable business opportunity that can be adequately financed will be identified and available to the Company. Additional equity and/or debt financing is subject to the global financial markets and prevailing economic condition. These matters and conditions indicate the existence of a material uncertainty that may cast significant doubt about the Company’s ability to continue as going concern.

These condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Electric City Motor Corporation and Water Evolution Systems Inc. All inter-company transactions and account balances have been eliminated.
As at March 31, 2015, the Group has not generated any revenue and has incurred an accumulated deficit of $1,305,827.

2. Significant Accounting Policies

The condensed interim consolidated financial statements of the Company have been prepared in accordance with International Accounting Standards 34, Interim Financial Reporting (“IAS 34), using accounting policies consistent with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and interpretations of the International Financial Reporting Interpretations Committee (“IFRIC”). The accounting policies and methods of computation applied by the Company in these interim financial statements are the same as those applies in the Company’s annual financial statements as at and for the year ended December 31, 2014. The condensed interim consolidated financial statements do not include all of the information required for full annual financial statements.

Recent Accounting Pronouncements

(i) New standards and interpretations adopted

IAS 16 Property, plant and equipment (“IAS 16”) and IAS 38 Intangible assets (“IAS 18”)

On January 1, 2015, the Company adopted the amendments to IAS 16 and IAS 38, which clarify how an entity calculates the gross carrying amount and accumulated depreciation when a revaluation is performed. Adoption of the standards did not have a material impact on the consolidated financial statements of the Company.

IAS 24 Related party disclosures (“IAS 24”)

On January 1, 2015, the Company adopted the amendments to IAS 24. IAS 24 which clarify that a management entity, or any member of a group of which it is a part, that provides key management services to a reporting entity, or its parent, is a related party of the reporting entity. The amendments also require an entity to disclose amounts incurred for key management personnel services provided by a separate management entity. This replaces the more detailed disclosure by category required for other key management personnel compensation. The amendments will only affect disclosure and did not have any impact on the consolidated financial statements of the Company.

IFRS 13 “Fair Value Measurement”

On January 1, 2015, the Company adopted IFRS 13. IFRS 13 is a comprehensive standard for fair value measurement and disclosure for use across all IFRS standards. The new standard clarifies that fair value is the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction, between market participants, at the measurement date. Under existing IFRS, guidance on measuring and disclosing fair value is dispersed among the specific standards requiring fair value measurements and does not always reflect a clear measurement basis or consistent disclosures. The amendments to IFRS 13, issued in December 2013, clarify that the portfolio exception applies to all contracts within the scope of IFRS 9 Financial instruments or IAS 39 Financial instruments: Recognition and measurement, regardless of whether they meet the definitions of financial assets or financial liabilities in IAS 32 Financial instruments: Presentation. Adoption of the standards did not have a material impact on the consolidated financial statements of the Company.

2. Significant Accounting Policies - Continued

(ii) New standards and interpretations not yet adopted

Standards issued but not yet effective up to the date of issuance of the Group’s consolidated financial statements are listed below. This listing is of standards and interpretations issued, which the Group reasonably expects to be applicable at a future date. The Group intends to adopt those standards when they become effective. The Group does not expect the impact of such changes on the consolidated financial statements to be material.

IFRS 9 Financial instruments (“IFRS 9”)

IFRS 9 was issued in November 2009 and subsequently amended as part of an ongoing project to replace IAS 39 Financial instruments: Recognition and measurement. The standard requires the classification of financial assets into two measurement categories based on the entity’s business model for managing its financial instruments and the contractual cash flow characteristics of the instrument. The two categories are those measured at fair value and those measured at amortized cost. The classification and measurement of financial liabilities is primarily unchanged from IAS 39. However, for financial liabilities measured at fair value, changes in the fair value attributable to changes in an entity’s “own credit risk” is now recognized in other comprehensive income instead of in profit or loss. This new standard will also impact disclosures provided under IFRS 7 Financial instruments: disclosures.

In November 2013, the IASB amended IFRS 9 for the significant changes to hedge accounting. In addition, an entity can now apply the “own credit requirement” in isolation without the need to change any other accounting for financial instruments. IFRS 9 applies to financial statements for annual periods beginning on or after January 1, 2018, with early adoption permitted.

IFRS 15 Revenue from Contracts with Customers (“IFRS 15”)

IFRS 15 deals with revenue recognition and establishes principles for reporting useful information to users of financial statements about the nature, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. Under IFRS 15, revenue is recognized when a customer obtains control of a good or service and thus has the ability to direct the use and obtain the benefits from the good or service. The standard replaces IAS 18, Revenue, and IAS 11, Construction Contracts, and related interpretations. The standard is effective for annual periods beginning on or after January 1, 2017, with early adoption permitted. The IASB has issued an exposure draft that would, if approved defer the effective date to January 1, 2018.

3. Equipment

	Computer	Office	Machinery
	equipment	equipment	Equipment	Total

Cost
Balance, at December 31, 2013	$2,507	$673	$-	$3,180
Additions	-	-	7,500	7,500
Balance, at December 31, 2014	2,507	673	7,500	10,680
Additions	-	-	-	-
Balance, March 31, 2015	$2,507	$673	$7,500	$10,680

Depreciation
Balance, at December 31, 2013	$471	$45	$-	$516
Depreciation for the year	836	134	1,125	2,095
Balance, at December 31, 2014	1,307	179	1,125	2,611
Depreciation for the period	209	34	375	618
Balance, at March 31, 2014	$1,516	$213	$1,500	$3,229

Carrying amounts
At March 31, 2015	$991	$460	$6,000	$7,451
At December 31, 2014	$1,200	$494	$6,375	$8,069

4. Available-for-Sale Securities

Available-for-sale securities consist of marketable securities and are summarized as follows:

	March 31, 2015		December 31, 2014
Public traded securities	Cost	Fair Market Value	Cost	Fair Market Value
First Choice	$-	$-	$-	$-
Superbox Inc. *	58,382	37,986	58,382	271,009
	$58,382	$37,986	$58,382	$271,009

*traded as US dollar.

The fair market value of publicly traded securities are measured using quoted prices in active market for the identical assets; The total fair market value is the published market price per share multiplied by the number of shares held without consideration of transaction costs.

4. Available-for-Sale Securities - Continued

The cost of First Choice of $46,246 was written off due to permanent impairment during the year ended December 31, 2014.

The unrealized loss of $233,025 was recorded as accumulated other comprehensive income or loss during the period ended March 31, 2015.

5. Trade and Other Payables

	March 31, 2015	December 31, 2014

Trade payables	$484	$8,278
Accrued expenses	8,000	19,060
	$8,484	$27,338

6. Share Capital, Share Purchase Options and Warrants

(a) Share Capital

Common shares

a.	Authorized:

Unlimited number of common shares with no par value.

b.	Issued and outstanding:

As at March 31, 2015 the total issued and outstanding share capital is 47,758,989 (December 31, 2014: 47,458,989) common shares.

During the year 2013, the Company entered a Special Private Placement Agreement (the “Agreement”) with a third party.   The third party will invest up to $100 million (“Commitment Amount”) to the Company once the Company is listed on an acceptable public market or exchange. As consideration, the third party required a commitment fee of 4% of the Commitment Amount. In settlement of this fee, the Company issued 5,340,000 common shares at the price of $0.75 per share as payment for the commitment fee of $4,000,000, and will deposit the shares in an escrow custodial account pursuant to the Agreement. As at March 31, 2015 and December 31, 2014, such commitment fee has been recorded as deferred charge.

During the year 2014, the Company issued 477,480 common shares at the prices ranging from $0.25 to $0.75 per share for aggregate proceeds of $197,040. The Company re-valued the 180,000 common shares issued to the founders at $0.25 per share to $0.50 per share and recognized a stock based compensation of $45,000.

6. Share Capital, Share Purchase Options and Warrants - Continued

(a) Share Capital - Continued

During the period ended March 31, 2015, the Company issued 300,000 common shares at the price of $0.50 per share for aggregate proceeds of $150,000.

(b) Share Purchase Options

During the period ended March 31, 2015, there were no share purchase options granted, exercised or cancelled. At March 31, 2015 and December 31, 2014, there was no share purchase option outstanding.

(c) Share Purchase Warrants

During the period ended March 31, 2015, there were no share purchase warrants granted, exercised or cancelled. At March 31, 2015 and December 31, 2014, there was no share purchase warrant outstanding.

7. Financial instruments and risk management

Fair values

The Group’s financial instruments consist of cash, available-for-sale securities, trade and other payables and due to related party.  Cash is classified as loans and receivables and recorded at cost.  Available-for-sale securities is classified as available for sale and recorded at fair value. Trade and other payables and due to related party are classified as other financial liabilities, which are measured at amortized cost.

The carrying and fair value amounts of the Group’s financial instruments related to cash, available-for-sale securities and trade and other payables are the same due to their short terms to maturity. It is not practical to determine the fair value of the amounts due from related parties and due to related parties with sufficient reliability due to the nature of the financial instruments.

Fair value hierarchy

Financial instruments recorded at fair value on the statements of financial position are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices)
•	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs)

As at March 31, 2015 and December 31, 2014, cash and available-for-sale securities are assessed to be Level 1 instruments.

8. Risk management framework

The Board of Directors has overall responsibility for the establishment and oversight of the Group’s risk management framework.

8. Risk management framework - Continued

The Group's risk management activities include the preservation of its capital by minimizing risk related to its cash. The Group does not have a risk management committee or written risk management policies. The Group’s financial instruments are exposed to the risks described below:

Credit risk

Credit risk is the risk of an unexpected loss if a party to a financial instrument fails to meet its contractual obligations. The Group's credit risk is primarily attributable to cash. The Group has no significant concentration of credit risk arising from operations. Management believes that the maximum credit exposure at March 31, 2015 is cash in the bank of $550,756 (December 31, 2014: $476,288) and the credit risk concentration with respect to cash is remote.

Liquidity risk

Liquidity risk is the risk that the Group will not be able to meet its financial obligations as they come due. The Group has in place a planning and budgeting process to help determine the funds required to support the Group’s normal operating requirements on an ongoing basis. The Group tries to ensure that there is sufficient working capital to fund its ongoing operating expenditures. At March 31, 2015, the Group had a working capital of $521,399 (December 31, 2014: $649,668).

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates and foreign exchange rates.

(i) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Group is not  exposed to  significant interest rate risk due to the short term nature of its money assets and liabilities.

(ii) Foreign currency exchange rate risk

Foreign currency exchange rate risk is the risk that the fair value of financial instruments or future cash flows will fluctuate as a result of changes in foreign exchange rates.

The Group's functional currency is the Canadian dollar and major transactions are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is minimal and therefore does not hedge its foreign exchange risk.

Capital management

The Group’s objective when managing capital is to safeguard the entity’s ability to continue as a going concern.

In the management of capital, the Group monitors its adjusted capital which comprises all components of equity (i.e. share capital, accumulated other comprehensive income (loss) and deficit).

Capital management continued

The Group manages its capital structure and makes adjustments to it, based on the funds available to the Group, in order to meet its daily operating expenses. The Group may sell some of its available-for-sale investments for additional cash required. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Group's management to sustain future development of the business.

There were no changes in the Group's approach to capital management during the period ended March 31, 2015 and year ended December 31, 2014. The Group is not subject to externally imposed capital requirements.

9. Related Parties Transactions

The aggregate value of transactions and outstanding balances relating to key management personnel and entities over which they have control or significant influence were as follows:

		Transaction value		Balance outstanding
		Period ended March 31,		March 31,	December 31,
		2015	2014	2015	2014
Officer	Transaction

Karen Hartlin	Management fee & rent	$27,300	$27,300	$59,439	$71,211
		$27,300	$27,300	$59,439	$71,211

During the periods ended March 31, 2015 and 2014, Hartlin Management Services, a private company controlled by former CFO and Company Secretary of the Group, Karen Hartlin, charged  management fee of $8,000 per month and $1,100 per month for rent to the Group.

The amounts due to related parties do not bear interest, are unsecured, and have no fixed payment term; accordingly the fair value cannot be readily determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q.

Overview

The Company was incorporated in the Province of British Columbia on March 2, 2005, under the name Lightning Ridge Resources Inc. On February 21, 2007, we changed our name to New Fuel Systems Inc. to better reflect our emerging business plan of constructing plants for the conversion of waste plastic to oil based fuels.

To date, the Company has not generated significant revenue. Its operating capital has come from sales of its common stock which has been sufficient to keep the Company funded for its low profile operations. However, the Company is now poised to launch its business plan in a more aggressive manner which will require that additional working capital be raised in order to build out its first plant for the conversion of waste plastic into fuel.

Plan of Operation

Our goal is to be an industry leader in Canada and the U.S. in the emerging industry of converting waste plastics heretofore destined for the landfill into clean burning fuel. To achieve our goal, we plan to construct a flagship plant in the Vancouver, British Columbia area that will accomplish the conversion process and allow us to market the resultant fuel. If successful, we will then build similar plants in other areas of Canada and the U.S. that appear conducive to having available waste plastics and a market for the resultant fuel. We plan to expand our operations by building new plants as quickly as business revenues and capital availability allows and as new markets suggest commercial viability for our conversion plants. We have spent significant time researching the conversion of waste plastics into fuel, researching the building and operating of a plastics to oil plant, experimentation with our proto-type machine in actually converting plastic into oil, and the development of our business plan and the development of our business strategy. The construction of our initial plant in Vancouver will be the beginning of our post research and post planning business operations.

Note 1 to the audited financial statements which are a part of this prospectus state in part: “The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future.” Since the Company has yet to generate other than nominal revenues or to engage in business operations that could generate business revenue in the near term, it is necessary for the Company to continue to raise money through the sale of equity capital to sustain its business existence. In addition, if the Company is not successful in furthering its business development to where it can generate revenue from business operations, in the long run it will not succeed as a business.

At the present time we have approximately $550,000 in cash on hand. Our monthly fixed costs of operating our business including management expenses, rent, utilities, office supplies and other miscellaneous payments total around $10,000 per month. We estimate that the additional costs of operating our business due to the fact we are going public and will have transfer agent costs and also the costs of being a reporting company pursuant to the United States Securities Exchange Act of 1934 and the attendant accounting and legal costs will be approximately $4,000 per month. Pursuant to these estimates, we have cash on hand to operate New Fuel Systems as a public company for approximately 3 years. The expense of pursuing our business plan will be met by drawing against a credit facility which will then be repaid from business revenues.

Our plan of operations for the next 15 months is to first complete the process of going public including becoming a fully reporting company with the United States Securities and Exchange Commission and obtaining a trading symbol for our common stock on the OTC Markets System. Upon completion of those items, we will attempt to raise working capital through our initial public offering for the purpose of constructing our first plant for converting plastics into oil. At this point our first order of business will be to order machinery that needs to be built for the operation of our plant that has a start to finish delivery date of six months. At the same time we will begin the process of obtaining a suitable site for the plant. We plan on obtaining an existing building that has enough warehouse type space for the production equipment, office space, and outside space for storage tanks and parking. We have several potential sites in mind and believe we can secure a site in approximately 30 days. Once a site is obtained we will begin the process of obtaining the necessary licenses to operate our business on the site. This is expected to take 30 to 45 days to complete. We will then complete the purchasing and installation of equipment and commence operations. From start to finish, the activities described in this paragraph are expected to take 15 months. By the end of the 15 months, we will have spent $210,000 of our current cash position of $550,000 and will have needed to raise and then spend $9,445,000.

We will need to raise working capital in our initial public offering of our common stock sufficient to construct our initial plant and subsequent plants until we can sustain business growth and operations through business revenues.

We also plan to move forward as we can in developing long range electric-based power generation for automobiles with battery extenders through our subsidiary Electric City Motors Corp. and to develop technology for water treatment and purification through our subsidiary Water Evolution Systems Inc. Even though these subsidiaries have been formed, they have been inactive since incorporation and have yet to commence meaningful business operations of any kind. We do not plan on using any of our current cash to develop the businesses of these subsidiaries but will seek outside investment or borrowings when we are ready to proceed.

Material changes in results of operations for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

The net loss for the three month period ended March 31, 2015, decreased 22% over the same period ended March 31, 2014.  This was mainly a result of a decrease of $15,994 in Investor Relations and filing Fee Expense.  The revenue for both periods was $0.00 since the Company is still in the business development pre-revenue stage.

Liquidity and Capital Resources relative to March 31, 2015

We had a cash balance of $549,708.04 on March 31, 2015, which was up from a cash balance of $456,803 on December 31, 2014. Historically, our principal source of funds has been cash generated from financing activities. During the first quarter of January 1, 2015 to March 31, 2015 we raised $150,000 as a result of the sale of 300,000 shares of common stock.

Cash flow from operations. We have not as yet generated cash flow from business operations. We anticipate that cash flows necessary to fund our business operations will continue to come from financing activities for the next twelve-month period.

Variables and Trends

We have no operating history with respect to our current business plan. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.

The success of the Company depends heavily on Jack Stuart, Karen Hartlin and our directors.

To date, the development of the Company has been a result of the dedication of Jack Stuart, Karen Hartlin and our directors and the passion they have for the goals and objectives of the Company. In the event we lose the services of any or all of these persons and are unable to replace them with individuals having similar skills and passion for the ideals of the Company, it will limit our chances for success.

We have future capital needs and without adequate capital we will not be able to develop our business plan.

We are a development stage company and have yet to begin construction of our flagship plant for the purpose of converting plastic into fuel. The projected cost of construction for the flagship plant is $9,445,000. Without additional funding we will not be able construct the plant. Our growth and continued operations could be impaired by limitations on our access to capital markets. Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth. If financing is available, it may involve issuing securities senior to our common stock which would be dilutive to holders of our common stock. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan in which event investors in the Company may lose part or all of their investment.

Our executive officers exercise voting control over 50% of the voting power of the Company.

Our CEO, Jack Stuart and our Secretary/Treasurer Karen Hartlin, exercise voting control over 50% of the issued and outstanding common shares of the Company. As a result, it is likely they can exert substantial control over all corporate actions taken by the Company. These actions may include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove any person from our Board of Directors without the consent of one or both of our executive officers.

Item 1A. Risk Factors continued.

There is uncertainty as to an investor’s ability to enforce civil liabilities both in and outside of the United States due to the fact that our officers, all directors but one, and our assets are not located in the United States.

Our office is not located in the United States. Our officers and all but one of our directors are located in Canada, and the operations and assets of the Company are located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Our future success depends on broad market acceptance of our products, which may not happen.

Our entire business is based on the assumption that the demand for our products will develop and grow. We cannot assure you that this assumption is or will be correct. The market for fuel converted from plastic is new and accordingly quite small. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, “green-based” products is highly uncertain. In order to be successful, we must be able to keep our understandings in place with the suppliers of our products, convince retailers to stock our products and educate consumers that our products perform as well as the products they currently use. We plan to spend approximately 40% of our marketing budget educating consumers on the benefits associated with using our products as well as proving that our products work as well as the existing products they are accustomed to using. We can provide no assurances that these efforts will be successful. Similarly, we cannot assure you that the demand for our products will become widespread. If the market for our products fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

As public awareness of the benefits of fuel converted from plastic grows, we expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase as awareness of the environmental advantages of converting plastic into fuel increases. A rapid increase in competition could negatively affect our ability to develop a profitable client base. Many of our competitors and potential competitors may have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

• develop and expand their products and services more quickly;

• adapt faster to new or emerging technologies and changing customer needs and preferences;
• take advantage of acquisitions and other opportunities more readily;

• negotiate more favorable agreements with vendors and customers; and

• devote greater resources to marketing and selling their products or services.

Item 1A. Risk Factors continued.

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers. If our competitors are successful in entering our market, our ability to grow or even sustain our current business could be adversely impacted.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

Our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We face risks associated with obtaining raw materials.

Even though there seems to be an inexhaustible supply of used plastic in our society, our success will depend upon our ability to collect or pay someone else to collect plastic for commercially reasonable costs. In the event there becomes increased competition for these plastic resources, it could have an effect on our profitability that we do not foresee at this time.

We face risks associated with a reduction in demand for carbon based fuels.

Our world is committing vast amounts of resources toward research and development for the purpose of replacing carbon based fuels with other sources of energy such as sunlight, ocean wave power, wind power and various forms of electrical power, to name a few. Our primary business focus is based upon a strategy for replacing the traditional source for carbon based fuels, namely crude oil. If there is a major breakthrough in technology that reduces the need for carbon based fuels, prospect for the success of our company could suffer.

We will not be able to negotiate exclusive rights to the technology we will need to acquire.

Our intent is to design and refine a plant that utilizes existing technologies in plastics de-polymerization and to implement equipment that is readily available in the industrial market place. We will not have exclusive rights to this technology for Canada or the U.S. Accordingly others may license or otherwise obtain the use of the same technology and enter into competition with us in our same locality. If this should be the case, it may be difficult or impossible to obtain a competitive advantage over others that desire to enter into this industry.

We have never paid cash dividends in connection with our common stock and have no plans to pay dividends in the future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our

Item 1A. Risk Factors continued.

dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

Investors may face significant restrictions on the resale of our common stock in the U.S. due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market. In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

There is no market for our common shares.

While we intend to obtain a trading symbol and create a market for our common stock, there can be no assurance that we will be successful in doing so. Even if we are successful in creating a market for our common stock, the market may be illiquid and subject to wide fluctuations in response to several factors, including, but not limited to:

• actual or anticipated variations in our results of operations;
• our ability or inability to generate new revenues;
• the number of shares in our public float;
• increased competition; and

• conditions and trends in the market for our products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Potential product, service or other related liability claims could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The development, manufacture and sale of specialty fuel products and other related services involve inherent exposure to potential product liability claims, service level claims, product recalls and related adverse publicity. Any of these potential product or service risks could also

Item 1A. Risk Factors continued.

result in substantial and unexpected expenditures and affect customer confidence in our products and services, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Although the Company expects to maintain product and other general liability insurance, there can be no assurance that this type or the level of coverage would be adequate to cover these potential risks.

The Company must eventually emerge from its status as a development stage company in order to be successful.

Note 1 to the audited financial statements which are a part of this prospectus state in part: “The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future.” Since the Company has yet to generate other than nominal revenues or to engage in business operations that could generate business revenue in the near term, it is necessary for the Company to continue to raise money through the sale of equity capital to sustain its business existence. If the Company is not successful in furthering its business development to where it can generate revenue from business operations, in the long run it will not succeed as a business and it is likely any investors in the Company will lose their investment. It should also be noted and understood that even if the Company receives continued financial support from related parties or obtains public equity financing to develop its business plan or even if the Company negotiates an acquisition of, a participation in, or an investment of an interest in a technology or business, the Company may be unprofitable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed below (following the signatures section of this quarterly report on Form 10-Q) are included herewith, or incorporated herein by reference.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Fuel Systems Inc.
(Registrant)

October 5, 2015                                                            /s/           Jack Stuart
Date                                                                              Jack Stuart, President and Chief Executive Officer

October 5, 2015                                                           /s/ Douglas Myrdal
Date                                                                            Douglas Myrdal, Chief Financial Officer

October 5, 2015                                                          /s/ Karen Hartlin
Date                                                                            Karen Hartlin, Secretary/Treasurer/Admin.Mngr.