Form 10-Q
period 2015-06-30
New Fuel Systems Inc.
filed 2015-10-05
CIK 1632559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
X  Yes                      No

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
           Yes                  X           No

As of June 30, 2015  the total number shares of New Fuel Systems Inc. common stock outstanding is 38,726,839.

PART ONE – FINANCIAL INFORMATION

Item 1. Financial Statements.

New Fuel Systems Inc.
Condensed Interim Consolidated Financial Statements
(Expressed in Canadian Dollars)
Period Ended June 30, 2015 and 2014
(Unaudited)

Stated in Canadian dollars	Notes	June 30, 2015	December 31, 2014
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash		$510,652	$476,288
Available-for-sale securities	4	112,079	271,009
Prepaid expenses		241	920
Total current assets		622,972	748,217

Deferred charge	6	4,000,000	4,000,000
Equipment	3	7,462	8,069
Total assets		$4,630,434	$4,756,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade and other payables	5	$17,719	$27,338
Due to related party	9	58,636	71,211
Total current liabilities		76,355	98,549

Shareholders’ Equity
Share capital	6	5,855,075	5,705,075
Accumulated other comprehensive income (loss)		53,697	212,627
Deficit		(1,354,693)	(1,259,965)
Total shareholders’ equity		4,554,079	4,657,737

Total liabilities and shareholders’ equity		$4,630,434	$4,756,286

Going concern (note 1)
The accompanying notes are an integral part of these condensed interim consolidated financial statements.

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
For the three months and six months ended June 30, 2015 and 2014
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
Stated in Canadian dollars	Notes	2015	2014	2015	2014

Expenses
Amortization - equipment		628	617	1,246	860
Bank charge		91	82	275	120
Investor relations and filing fee		4,634	18,750	7,390	37,500
Professional fees		12,811	21,374	22,223	30,536
Office and miscellaneous		1,743	3,653	3,115	5,535
Management fees		24,000	24,000	48,000	48,000
Rent	9	3,300	3,300	6,600	6,600
Travel and automobile expenses		1,644	1,989	5,399	4,003
		48,851	73,765	94,248	133,154

Other item
Foreign exchange gain or (loss)		(14)	(395)	(480)	51
Interest income		-	1	-	1
Net loss for the period		(48,865)	(74,159)	(94,728)	(133,102)
Unrealized gain (loss) on available-for-sale securities		(74,094)	(451)	(158,930)	6,301
Comprehensive (loss) for the period		(122,959)	(74,610)	(253,658)	(126,801)

Basic and diluted loss per share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted		47,758,989	47,125,867	47,715,895	47,081,600

The accompanying notes are an integral part of these consolidated financial statements

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(Unaudited)

	Six months ended June 30,
Stated in Canadian dollars	2015	2014

Cash flows used in operating activities
Loss for the year	$(94,728)	$(133,102)
Adjustments for non-cash items:
Amortization – equipment	1,246	860

Changes in non-cash working capital items:
Changes in prepaid expenses	679	35,245
Changes in trade and other payable	(9,619)	(3,215)
Net cash used in operating activities	(102,422)	(100,212)

Cash flows used in investing activities
Additions to equipment	(639)	(7,500)
Net cash used in financing activities	(639)	(7,500)

Cash flows from financing activities
Due to related party	(12,575)	(2,010)
Proceeds from shares issued	150,000	91,857
Net cash from (used in ) financing activities	137,425	89,847

Increase (decrease) in cash	34,364	(17,865)

Cash at beginning of period	476,288	457,689

Cash at end of period	$510,652	$439,824

The accompanying notes are an integral part of these consolidated financial statements

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended June 30, 2015
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

These condensed interim consolidated financial statements were authorized for issue by the Audit Committee and Board of Directors on August 30, 2015.

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

These condensed financial statements have been prepared using accounting principles applicable to a going concern which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business  plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future. In order to continue as a going concern and meet its corporate objectives, the Company will require additional financing through debt or equity issuances or other available means. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These financial statements do not reflect the adjustments to the carrying value of assets and liabilities, or the impact on the statement of operations and comprehensive loss and financial position classifications that would be necessary were the going concern assumption not appropriate.

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

As at June 30, 2015, the Group has not generated any revenue and has incurred an accumulated deficit of $1,354,693.

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

IFRS 9 Financial instruments (“IFRS 9”)

IFRS 9 was issued in November 2009 and subsequently amended as part of an ongoing project to replace IAS 39 Financial instruments: Recognition and measurement. The standard requires the classification of financial assets into two measurement categories based on the entity’s business model for managing its financial instruments and the contractual cash flow characteristics of the instrument. The two categories
IFRS 9 Financial instruments (“IFRS 9”)- Continued
are those measured at fair value and those measured at amortized cost. The classification and measurement of financial liabilities is primarily unchanged from IAS 39. However, for financial liabilities measured at fair value, changes in the fair value attributable to changes in an entity’s “own credit risk” is now recognized in other comprehensive income instead of in profit or loss. This new standard will also impact disclosures provided under IFRS 7 Financial instruments: disclosures.

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

3. Equipment

	Computer	Office	Machinery
	equipment	equipment	Equipment	Total

Cost
Balance, at December 31, 2013	$2,507	$673	$-	$3,180
Additions	-	-	7,500	7,500
Balance, at December 31, 2014	2,507	673	7,500	10,680
Additions	-	640	-	640
Balance, June 30, 2015	$2,507	$1,313	$7,500	$11,320

Depreciation
Balance, at December 31, 2013	$471	$45	$-	$516
Depreciation for the year	836	134	1,125	2,095
Balance, at December 31, 2014	1,307	179	1,125	2,611
Depreciation for the period	418	79	750	1,247
Balance, at June 30, 2015	$1,725	$258	$1,875	$3,858

Carrying amounts
At June 30, 2015	$782	$1,055	$5,625	$7,462
At December 31, 2014	$1,200	$494	$6,375	$8,069

4. Available-for-Sale Securities

Available-for-sale securities consist of marketable securities and are summarized as follows:

	June 30, 2015		December 31, 2014
Public traded securities	Cost	Fair Market Value	Cost	Fair Market Value
First Choice	$-	$-	$-	$-
Superbox Inc. *	58,382	112,079	58,382	271,009
	$58,382	$112,079	$58,382	$271,009

*traded as US dollar.

The fair market value of publicly traded securities are measured using quoted prices in active market for the identical assets; The total fair market value is the published market price per share multiplied by the number of shares held without consideration of transaction costs.

4. Available-for-Sale Securities - Continued

The cost of First Choice of $46,246 was written off due to permanent impairment during the year ended December 31, 2014.

The unrealized loss of $158,930 was recorded as accumulated other comprehensive income or loss during the period ended June 30, 2015.

5. Trade and Other Payables

	June 30, 2015	December 31, 2014

Trade payables	$12,219	$8,278
Accrued expenses	5,500	19,060
	$17,719	$27,338

6. Share Capital, Share Purchase Options and Warrants

(a) Share Capital

Common shares

a.	Authorized:

Unlimited number of common shares with no par value.

b.	Issued and outstanding:

As at June 30, 2015 the total issued and outstanding common share are 47,758,989 (December 31, 2014: 47,458,989).

During the year 2013, the Company entered a Special Private Placement Agreement (the “Agreement”) with a third party.   The third party will invest up to $100 million (“Commitment Amount”) to the Company once the Company is listed on an acceptable public market or exchange. As consideration, the third party required a commitment fee of 4% of the Commitment Amount. In settlement of this fee, the Company issued 5,340,000 common shares at the price of $0.75 per share as payment for the commitment fee of $4,000,000, and will deposit the shares in an escrow custodial account pursuant to the Agreement. As at June 30, 2015 and December 31, 2014, such commitment fee has been recorded as deferred charge.

During the year 2014, the Company issued 477,480 common shares at the prices ranging from $0.25 to $0.75 per share for aggregate proceeds of $197,040. The Company re-valued the 180,000 common shares issued to the founders at $0.25 per share to $0.50 per share and recognized a stock based compensation of $45,000.

During the period ended June 30, 2015, the Company issued 300,000 common shares at the price of $0.50 per share for aggregate proceeds of $150,000.

(b) Share Purchase Options

During the period ended June 30, 2015, there were no share purchase options granted, exercised or cancelled. At June 30, 2015 and December 31, 2014, there was no share purchase option outstanding.

6. Share Capital, Share Purchase Options and Warrants - Continued

(c) Share Purchase Warrants

During the period ended June 30, 2015, there were no share purchase warrants granted, exercised or cancelled. At June 30, 2015 and December 31, 2014, there was no share purchase warrant outstanding.

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

7. Financial instruments and risk management

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities
•	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices)
•	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs)

As at June 30, 2015 and December 31, 2014, cash and available-for-sale securities are assessed to be Level 1 instruments.

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

The Group's risk management activities include the preservation of its capital by minimizing risk related to its cash. The Group does not have a risk management committee or written risk management policies. The Group’s financial instruments are exposed to the risks described below:

8. Risk management framework - Continued

Credit risk

Credit risk is the risk of an unexpected loss if a party to a financial instrument fails to meet its contractual obligations. The Group's credit risk is primarily attributable to cash. The Group has no significant concentration of credit risk arising from operations. Management believes that the maximum credit exposure at June 30, 2015 is cash in the bank of $510,652 (December 31, 2014: $476,288) and the credit risk concentration with respect to cash is remote.

Liquidity risk

Liquidity risk is the risk that the Group will not be able to meet its financial obligations as they come due. The Group has in place a planning and budgeting process to help determine the funds required to support the Group’s normal operating requirements on an ongoing basis. The Group tries to ensure that there is sufficient working capital to fund its ongoing operating expenditures. At June 30, 2015, the Group had a working capital of $546,617 (December 31, 2014: $649,668).

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

Capital management - Continued

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

There were no changes in the Group's approach to capital management during the period ended June 30, 2015 and year ended December 31, 2014. The Group is not subject to externally imposed capital requirements.

9. Related Parties Transactions

The aggregate value of transactions and outstanding balances relating to key management personnel and entities over which they have control or significant influence were as follows:

		Transaction value		Transaction value		Balance outstanding
		Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
		2015	2014	2015	2014	2015	2014
Officer	Transaction

Karen Hartlin	Management fee & rent	$27,300	$27,300	$54,600	$54,600	$58,636	$71,211
		$27,300	$27,300	$54,600	$54,600	$58,636	$71,211

During the periods ended June 30, 2015 and 2014, Hartlin Management Services, a private company controlled by former CFO and Company Secretary of the Group, Karen Hartlin, charged  management fee of $8,000 per month and $1,100 per month for rent to the Group.

9. Related Parties Transactions - Continued

The amounts due to related parties do not bear interest, are unsecured, and have no fixed payment term. Accordingly, the fair value cannot be readily determined.

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

At the present time we have approximately $510,000 in cash on hand. Our monthly fixed costs of operating our business including management expenses, rent, utilities, office supplies and other miscellaneous payments total around $10,000 per month. We estimate that the additional costs of operating our business due to the fact we are going public and will have transfer agent costs and also the costs of being a reporting company pursuant to the United States Securities Exchange Act of 1934 and the attendant accounting and legal costs will be approximately $4,000 per month. Pursuant to these estimates, we have cash on hand to operate New Fuel Systems as a public company for approximately 3 years. The expense of pursuing our business plan will be met by drawing against a credit facility which will then be repaid from business revenues.

Our plan of operations for the next 15 months is to first complete the process of going public including becoming a fully reporting company with the United States Securities and Exchange Commission and obtaining a trading symbol for our common stock on the OTC Markets System. Upon completion of those items, we will attempt to raise working capital through our initial public offering for the purpose of constructing our first plant for converting plastics into oil. At this point our first order of business will be to order machinery that needs to be built for the operation of our plant that has a start to finish delivery date of six months. At the same time we will begin the process of obtaining a suitable site for the plant. We plan on obtaining an existing building that has enough warehouse type space for the production equipment, office space, and outside space for storage tanks and parking. We have several potential sites in mind and believe we can secure a site in approximately 30 days. Once a site is obtained we will begin the process of obtaining the necessary licenses to operate our business on the site. This is expected to take 30 to 45 days to complete. We will then complete the purchasing and installation of equipment and commence operations. From start to finish, the activities described in this paragraph are expected to take 15 months. By the end of the 15 months, we will have spent $210,000 of our current cash position of $510,000 and will have needed to raise and then spend $9,445,000.

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

Results of Operations

Material changes in results of operations for the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.

The net loss for the three month period ended June 30, 2015, decreased 34% over the same period ended June 30, 2014.  This was mainly a result of a decrease of $14,116 in Investor Relations and filing Fee Expense and a decrease of $8,563 in professional fees.  The revenue for both periods was $0.00 since the Company is still in the business development pre-revenue stage.

Material changes in results of operations for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.

The net loss for the six month period ended June 30, 2015, decreased 29% over the same period ended June 30, 2014.  This was mainly a result of a decrease of $30,110 in Investor Relations and filing Fee Expense and a decrease of $8,313 in professional fees.    The revenue for both periods was $0.00 since the Company is still in the business development pre-revenue stage.

Liquidity and Capital Resources relative to June 30, 2015

We had a cash balance of 509,641.64 on June 30, 2015 which is down from a cash balance of $549,708.04 on March 31, 2015. Historically, our principal source of funds has been cash generated from financing activities. During the second quarter of April 1, 2015 to June 30, 2015 no funds have been raised.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors - Continued.

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

Item 1A. Risk Factors - Continued.

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

Item 1A. Risk Factors - Continued.

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

Item 1A. Risk Factors - Continued.

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