Form 10-Q
period 2015-09-30
New Fuel Systems Inc.
filed 2015-11-13
CIK 1632559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
[X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: [ ]		Accelerated filer: [ ]

Non-accelerated filer: [ ]	(Do not check if a smaller reporting company)	Smaller reporting company: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [X] No

As of September 30, 2015, the total number shares of New Fuel Systems Inc. common stock outstanding is 42,472,564.

PART ONE – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Financial Position
Stated in Canadian dollars

		September 30,	December 31,
	Notes	2015	2014
		(Unaudited)	(Audited)

ASSETS
Current assets
Cash		$511,497	$476,288
Available-for-sale securities	4	32,092	271,009
Prepaid expenses		1,164	920
Total current assets		544,753	748,217

Deferred charge	6	-	4,000,000
Equipment	3	7,504	8,069
Total assets		$552,257	$4,756,286

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Trade and other payables	5	$37,563	$27,338
Due to related party	9	59,155	71,211
Total current liabilities		96,718	98,549

Shareholders' Equity
Share capital	6	1,899,300	5,705,075
Accumulated other comprehensive income (loss)		(26,290)	212,627
Deficit		(1,417,471)	(1,259,965)
Total shareholders' equity		455,539	4,657,737

Total liabilities and shareholders' equity		$552,257	$4,756,286

Going concern (note 1)

APPROVED BY THE DIRECTORS

Director	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
Stated in Canadian dollars
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
	Notes	2015	2014	2015	2014

Expenses
Amortization - equipment		$686	$493	$1,932	$1,478
Bank charge		65	58	340	177
Investor relations and filing fee		100	7,105	7,783	40,976
Professional fees		31,364	12,552	53,587	38,088
Office and miscellaneous		1,652	3,689	4,474	9,222
Management fees	9	24,000	24,000	72,000	72,000
Rent	9	3,300	3,300	9,900	9,900
Travel and automobile expenses		1,061	3,852	6,460	7,093
Stock based compensation		-	45,000	-	45,000
		62,228	100,049	156,476	223,934

Other items
Foreign exchange gain (loss)		(550)	39	(1,030)	47
Interest income		-	-	-	1
Net loss for the period		(62,778)	(100,010)	(157,506)	(223,886)
Unrealized gain (loss) on available-for-sale securities		(79,988)	(3,243)	(238,917)	4,408
Comprehensive (loss) for the period		$(142,766)	$(103,253)	$(396,423)	$(219,478)

Basic and diluted loss per share		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares
Basic and diluted		47,720,320	47,325,637	47,717,386	47,163,185

The accompanying notes are an integral part of these condensed consolidated interim financial statements

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Changes in Shareholders' Equity
Stated in Canadian dollars
(Unaudited)

					Accumulated
					Other		Total
	Number of	Share	Subscription		Cumulative		shareholders'
	shares	capital	receivables		Income (Loss)	Deficit	equity

Balance, January 1, 2014	46,981,509	$5,463,035	$(2,940	) $	(90,549)	$(935,861)	$4,433,685

Share capital received for cash	365,200	140,900	2,935		-	-	143,835
Stock based compensation	-	45,000	-				45,000
Net loss for the the period	-	-	-		-	(223,886)	(223,886)
Unrealized gain on available-for-sale securities	-	-	-		4,408	-	4,408
Balance, September 30, 2014	47,346,709	5,648,935	(5)		(86,141)	(1,159,747)	4,403,042

Share capital received for cash	112,280	56,140	5		-	-	56,145
Available-for-sale security written off	-	-	-		46,246	-	46,246
Net loss for the period	-	-	-		-	(100,218)	(100,218)
Unrealized gain on available-for-sale securities	-	-	-		252,522	-	252,522
Balance, December 31, 2014	47,458,989	$5,705,075	$-		$212,627	$(1,259,965)	$4,657,737

Share capital received for cash	353,575	194,225	-		-	-	194,225
Reversal of the shares issued in 2013 as commission for equity financing	(5,340,000)	(4,000,000)	-		-	-	(4,000,000)
Net loss for the period	-	-	-		-	(157,506)	(157,506)
Unrealized gain on available-for-sale securities	-	-	-		(238,917)	-	(238,917)
Balance, September 30, 2015	42,472,564	$1,899,300	$-		$(26,290)	$(1,417,471)	$455,539

The accompanying notes are an integral part of these condensed consolidated interim financial statements

NEW FUEL SYSTEMS INC.
Condensed Interim Consolidated Statements of Cash Flows
Stated in Canadian dollars
(Unaudited)

	Nine months ended September 30,
	2015	2014

Cash flows used in operating activities
Loss for the period	$(157,506)	$(223,886)
Adjustments for non-cash items:
Amortization - equipment	1,932	1,478
Stock based compensation	-	45,000

Changes in non-cash working capital items:
Changes in prepaid expenses	(244)	41,069
Changes in trade and other payable	10,225	(112)
Net cash used in operating activities	(145,593)	(136,451)

Cash flows used in investing activities
Additions to equipment	(1,367)	(7,500)
Net cash used in investing activities	(1,367)	(7,500)

Cash flows from financing activities
Due to related party	(12,056)	(6,362)
Proceeds from shares issued	194,225	143,835
Net cash from financing activities	182,169	137,473

Increase(decrease) in cash	35,209	(6,478)

Cash at beginning of period	476,288	457,689

Cash at end of period	$511,497	$451,211

The accompanying notes are an integral part of these condensed consolidated interim financial statements

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

1. Nature of Operations and Going Concern

New Fuel Systems Inc. (“the Company”) was incorporated under the “British Columbia Business Corporation Act” on March 2, 2005 under the name Lighting Ridge Resources Inc, and changed its name to New Fuel Systems Inc. on February 21, 2007. The Company’s registered office and principal place of business is Unit 210, 5641 201 Street, Langley, British Columbia, Canada, V3A 8A4. The Company’s principle business activity is focusing on the identification, acquisition, development, and commercialization of renewable, alternative energy technologies globally.

These condensed interim consolidated financial statements were authorized for issue by the Audit Committee and Board of Directors on November 12, 2015.

These condensed interim consolidated financial statements are prepared on a going concern basis, which presumes that the Company and its wholly owned subsidiaries (collectively, the “Group”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

These condensed interim financial statements should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 2014.

These condensed interim consolidated financial statements have been prepared using accounting principles applicable to a going concern which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future. In order to continue as a going concern and meet its corporate objectives, the Company will require additional financing through debt or equity issuances or other available means. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These financial statements do not reflect the adjustments to the carrying value of assets and liabilities, or the impact on the statement of operations and comprehensive loss and financial position classifications that would be necessary were the going concern assumption not appropriate.

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

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

1. Nature of Operations and Going Concern - Continued

These condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Electric City Motor Corporation and Water Evolution Systems Inc. All inter-company transactions and account balances have been eliminated.

As at September 30, 2015, the Group has not generated any revenue and has incurred an accumulated deficit of $1,417,471.

2. Significant Accounting Policies

The condensed interim consolidated financial statements of the Company have been prepared in accordance with International Accounting Standards 34, Interim Financial Reporting (“IAS 34), using accounting policies consistent with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and interpretations of the International Financial Reporting Interpretations Committee (“IFRIC”). The accounting policies and methods of computation applied by the Company in these condensed interim consolidated financial statements are the same as those applies in the Company’s annual financial statements as at and for the year ended December 31, 2014. The condensed interim consolidated financial statements do not include all of the information required for full annual financial statements.

Recent Accounting Pronouncements

(i) New standards and interpretations adopted

IAS 16 Property, plant and equipment (“IAS 16”) and IAS 38 Intangible assets (“IAS 18”)

On January 1, 2015, the Company adopted the amendments to IAS 16 and IAS 38, which clarify how an entity calculates the gross carrying amount and accumulated depreciation when a revaluation is performed. Adoption of the standards did not have a material impact on the condensed interim consolidated financial statements of the Company.

IAS 24 Related party disclosures (“IAS 24”)

On January 1, 2015, the Company adopted the amendments to IAS 24. IAS 24 which clarify that a management entity, or any member of a group of which it is a part, that provides key management services to a reporting entity, or its parent, is a related party of the reporting entity. The amendments also require an entity to disclose amounts incurred for key management personnel services provided by a separate management entity. This replaces the more detailed disclosure by category required for other key management personnel compensation. The amendments will only affect disclosure and did not have any impact on the condensed interim consolidated financial statements of the Company.

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

2. Significant Accounting Policies – Continued

(i) New standards and interpretations adopted - Continued

IFRS 13 “Fair Value Measurement”

On January 1, 2015, the Company adopted IFRS 13. IFRS 13 is a comprehensive standard for fair value measurement and disclosure for use across all IFRS standards. The new standard clarifies that fair value is the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction, between market participants, at the measurement date. Under existing IFRS, guidance on measuring and disclosing fair value is dispersed among the specific standards requiring fair value measurements and does not always reflect a clear measurement basis or consistent disclosures. The amendments to IFRS 13, issued in December 2013, clarify that the portfolio exception applies to all contracts within the scope of IFRS 9 Financial instruments or IAS 39 Financial instruments: Recognition and measurement, regardless of whether they meet the definitions of financial assets or financial liabilities in IAS 32 Financial instruments: Presentation. Adoption of the standards did not have a material impact on the condensed interim consolidated financial statements of the Company.

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

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

2. Significant Accounting Policies – Continued

(ii) New standards and interpretations not yet adopted

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

3. Equipment

	Computer	Office	Machinery
	equipment	equipment	Equipment	Total

Cost
Balance, at December 31, 2013	$2,507	$673	$-	$3,180
Additions	-	-	7,500	7,500
Balance, at December 31, 2014	2,507	673	7,500	10,680
Additions	-	1,367	-	1,367
Balance, September 30, 2015	$2,507	$2,040	$7,500	$12,047

Depreciation
Balance, at December 31, 2013	$471	$45	$-	$516
Depreciation for the year	836	134	1,125	2,095
Balance, at December 31, 2014	1,307	179	1,125	2,611
Depreciation for the period	627	180	1,125	1,932
Balance, at September 30, 2015	$1,934	$359	$2,250	$4,543

Carrying amounts
At September 30, 2015	$574	$1,680	$5,250	$7,504
At December 31, 2014	$1,200	$494	$6,375	$8,069

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

4. Available-for-Sale Securities

Available-for-sale securities consist of marketable securities and are summarized as follows:

	September 30, 2015		December 31, 2014
Public traded securities	Cost	Fair Market Value	Cost	Fair Market Value

First Choice	$-	$-	$-	$-
Superbox Inc. *	58,382	32,092	58,382	271,009
	$58,382	$32,092	$58,382	$271,009

*traded as US dollar.

The fair market value of publicly traded securities are measured using quoted prices in active market for the identical assets; The total fair market value is the published market price per share multiplied by the number of shares held without consideration of transaction costs.

The cost of First Choice of $46,246 was written off due to permanent impairment during the year ended December 31, 2014.

The unrealized loss of $238,917 was recorded as accumulated other comprehensive income or loss during the period ended September 30, 2015.

5. Trade and Other Payables

	September 30,	December 31,
	2015	2014

Trade payables	$23,563	$8,278
Accrued expenses	14,000	19,060
	$37,563	$27,338

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

6. Share Capital, Share Purchase Options and Warrants

(a) Share Capital

Common shares

a.	Authorized:

Unlimited number of common shares with no par value.

b.	Issued and outstanding:

As at September 30, 2015 the total issued and outstanding common shares are 42,472,564 (December 31, 2014: 47,458,989).

During the year 2013, the Company entered a Special Private Placement Agreement (the “Agreement”) with a third party. The third party will invest up to $100 million (“Commitment Amount”) to the Company once the Company is listed on an acceptable public market or exchange. As consideration, the third party required a commitment fee of 4% of the Commitment Amount. In settlement of this fee, the Company issued 5,340,000 common shares at the price of $0.75 per share as payment for the commitment fee of $4,000,000, and will deposit the shares in an escrow custodial account pursuant to the Agreement. The commitment fee was initially recorded as deferred charge. In August 2015, these shares were cancelled as the services could not be provided according to schedule and the related commitment fee of $4,000,000 previously recorded was also reversed.

During the year 2014, the Company issued 477,480 common shares at the prices ranging from $0.25 to $0.75 per share for aggregate proceeds of $197,040. The Company re-valued the 180,000 common shares issued to the founders at $0.25 per share to $0.50 per share and recognized a stock based compensation of $45,000.

During the period ended September 30, 2015, the Company issued 353,575 common shares at the prices ranging from $0.50 to $1.00 per share for aggregate proceeds of $194,225.

(b) Share Purchase Options

During the period ended September 30, 2015, there were no share purchase options granted, exercised or cancelled. At September 30, 2015 and December 31, 2014, there was no share purchase option outstanding.

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

6. Share Capital, Share Purchase Options and Warrants - Continued

(c) Share Purchase Warrants

During the period ended September 30, 2015, there were no share purchase warrants granted, exercised or cancelled. At September 30, 2015 and December 31, 2014, there was no share purchase warrant outstanding.

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

As at September 30, 2015 and December 31, 2014, cash and available-for-sale securities are assessed to be Level 1 instruments.

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

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

Credit risk

Credit risk is the risk of an unexpected loss if a party to a financial instrument fails to meet its contractual obligations. The Group's credit risk is primarily attributable to cash. The Group has no significant concentration of credit risk arising from operations. Management believes that the maximum credit exposure at September 30, 2015 is cash in the bank of $511,497 (December 31, 2014: $476,288) and the credit risk concentration with respect to cash is remote.

Liquidity risk

Liquidity risk is the risk that the Group will not be able to meet its financial obligations as they come due. The Group has in place a planning and budgeting process to help determine the funds required to support the Group’s normal operating requirements on an ongoing basis. The Group tries to ensure that there is sufficient working capital to fund its ongoing operating expenditures. At September 30, 2015, the Group had a working capital of $452,035. (December 31, 2014: $649,668).

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

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

8. Risk management framework - Continued

Market risk - Continued

(ii) Foreign currency exchange rate risk - Continued

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

There were no changes in the Group's approach to capital management during the period ended September 30, 2015 and year ended December 31, 2014. The Group is not subject to externally imposed capital requirements.

9. Related Parties Transactions

The aggregate value of transactions and outstanding balances relating to key management personnel and entities over which they have control or significant influence were as follows:

		Transaction value		Transaction value		Balance outstanding
		3 months ended Setpember 30,		9 months ended September 30,		September 30,	December 31,
Officer	Transaction	2015	2014	2015	2014	2015	2014

Karen Hartlin	Management fee & rent	$27,300	$27,300	$81,900	$81,900	$59,155	$71,211
		$27,300	$27,300	$81,900	$81,900	$59,155	$71,211

During the periods ended September 30, 2015 and 2014, Hartlin Management Services, a private company controlled by former CFO and Company Secretary of the Group, Karen Hartlin, charged management fee of $8,000 per month and $1,100 per month for rent to the Group.

New Fuel Systems Inc.
Notes to the Condensed Interim Consolidated Financial Statements
Period Ended September 30, 2015
(Expressed in Canadian dollars)
(Unaudited)

9. Related Parties Transactions - Continued

The amounts due to related parties do not bear interest, are unsecured, and have no fixed payment term; accordingly the fair value cannot be readily determined.

10. Commitment

On July 1, 2015, the Company signed a joint venture agreement with representatives for the Government of Turkey to implement the set-up of plant production facilities using the Company’s technology on conversion of plastic to oil and plastic by-products throughout the Republic of Turkey. With funding provided by the joint venture partner the Company will be responsible for the procurement of equipment on behalf of the joint venture company that will conduct business under the name of MWM Enerji and provide ongoing technical and consultancy support. The agreement is for an initial period of 75 years and will be automatically renewed in two-year increments unless terminated by either party after the initial period with 30 days written notice. The Company is entitled to 20% share of the net profit of MWM Enerji. MWM Enerji was incorporated on September 27, 2015 and has not generated any revenue.

As a follow up on the above joint venture agreement, the Company signed a Supply Agreement on October 24, 2015 with MWM Enerji whereas the Company will provide MWM Enerji with the waste plastic pyrolysis oil production and oil distillery equipment required for their flagship plant in Istanbul, Turkey. Total value of the contract is US$9,728,350 with an initial down payment of US$4,970,500 expected to be paid to the Company on or before November 3, 2015 whereby the Company will arrange initialization on the manufacturing of the equipment required. The balance and final payment of US$4,757,850 is expected to be received by the Company in July 2016 following the delivery and installation of the equipment at the plant in Istanbul, Turkey. Up to the date of the filing of this quarterly report, the Company is still working on some administrative details with regards to the Canadian account that is being arranged specifically for the monies being transferred in from Turkey.

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

Plan of Operation

Our goal is to be an industry leader in Canada, the U.S. and around the world in the emerging industry of converting waste plastics heretofore destined for the landfill into clean burning fuel. To achieve our goal, we plan to construct a flagship plant in the Vancouver, British Columbia area that will accomplish the conversion process and allow us to market the resultant fuel. If successful, we will then build similar plants in other areas of Canada and the U.S. that appear conducive to having available waste plastics and a market for the resultant fuel. We plan to expand our operations by building new plants as quickly as business revenues and capital availability allows and as new markets suggest commercial viability for our conversion plants. We have spent significant time researching the conversion of waste plastics into fuel, researching the building and operating of a plastics to oil plant, experimentation with our prototype machine in actually converting plastic into oil, and the development of our business plan and the development of our business strategy. The construction of our initial plant in Vancouver will be the beginning of our post research and post planning business operations.

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

As of September 30, 2015, we had approximately $511,497 in cash on hand. Our monthly fixed costs of operating our business including management expenses, rent, utilities, office supplies and other miscellaneous payments total around $10,000 per month. We estimate that the additional costs of operating our business due to the fact we are now a reporting company that has filing requirements, transfer agent fees and attendant accounting and legal costs will be approximately $5,000 per month. Pursuant to these estimates, we have cash on hand to operate New Fuel Systems as a public company for approximately 3 years. The expense of pursuing our business plan will be met by the capital we have raised and/or the capital we hope will be available to us from our principals. We need to raise working capital in our initial public offering of our common stock sufficient to construct our initial plant and subsequent plants until we can sustain business growth and operations through business revenues.

The Company’s has been successful in getting their F-1 Registration Statement filed and approved by the Securities and Exchange Commission. The Company is now a fully reporting company with the United States Securities and Exchange Commission as of August 19, 2015. We are in the process of arranging Market Sponsorship and our application to FINRA for our trading symbol. It is our intention to offer our common stock for sale on an OTC Market platform in the very near future. We attempt to raise working capital through our initial public offering for the purpose of constructing our first plant for converting plastics into oil. At this point our first order of business will be to order machinery that needs to be built for the operation of our plant that has a start to finish delivery date of six months. At the same time we will begin the process of obtaining a suitable site for the plant. We plan on obtaining an existing building that has enough warehouse type space for the production equipment, office space, and outside space for storage tanks and parking. Once a site is obtained we will begin the process of obtaining the necessary licenses to operate our business on the site. This is expected to take 30 to 45 days to complete. We will then complete the purchasing and installation of equipment and commence operations. From start to finish, the activities described in this paragraph are expected to take 15 months. By the end of the 15 months, we will have spent $210,000 of our current cash position of $510,000 and will have needed to raise and then spend $9,445,000.

On the other hand, the Company signed a joint venture agreement on July 1, 2015 with representatives for the Government of Turkey to implement the set-up of plant production facilities using the Company’s technology on conversion of plastic to oil and by products throughout the Republic of Turkey. With funding provided by the joint venture partner the Company will be responsible for the procurement of equipment on behalf of the joint venture company that will conduct business under the name of MWM Enerji and provide ongoing technical and consultancy support. The agreement is for an initial period of 75 years and will be automatically renewed in two-year increments unless terminated by either party after the initial period with 30 days written notice. The Company is entitled to 20% share of the net profit of MWM Enerji.

As a follow up on the above joint venture agreement, the Company signed an supply agreement on October 24, 2015 with MWM Enerji whereas the Company will provide MWM Enerji the with waste plastic pyrolysis oil production and oil distillery equipment required for their flagship plant. The total value of contract is US$9,728,350. An initial deposit of US$4,970,500 is expected to be received by the Company by early November 2015 to begin the manufacturing of equipment and the balance payment of US$4,757,850 will be received in July 2016 for final payment of the equipment. The equipment is expected to be delivered and installed at the plant situated in Istanbul, Turkey in March 2017. Up to the date of the filing of this quarterly report, the Company is still working on some administrative details with regards to the Canadian account that is being arranged specifically for the monies being transferred in from Turkey.

We are moving forward with our plan of developing long range electric-based power generation for automobiles with battery extenders through our subsidiary Electric City Motors Corp. We have incorporated the US division of Electric City Motors which will be operating under the name of ECM Automotive Group Corp. USA. The Company is still pursuing research and development on technology for water treatment and purification through our subsidiary Water Evolution Systems Inc. Even though these subsidiaries have been formed, they have been inactive since incorporation and have yet to commence meaningful business operations of any kind.

Material changes in results of Operations for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

Three months ended September 30, 2015

During the three-month period ended September 30, 2015, the Company had a net loss of $62,778 (2014: $100,010) resulting in a loss per share of $0.00 (2014: $0.00). The costs incurred were for daily operating activities and to get the Company to go public and maintain the listing status after going public from August 19, 2015. The decrease in the net loss for the current period was mainly due to no stock-based compensation expense was incurred in the current period as there was stock-based compensation of $45,000 incurred in the same period of previous year.

The operating expenses of $62,228 decreased in the current quarter as compared to $100,049 of the same period of last year were mainly due to the decrease in investor relations and filing fees and no stock-based compensation expense was incurred during the current quarter.

Professional fees of $31,364 was incurred in the current quarter as compared to $12,552 of the same period of last year. The increase was mainly due to the increase in legal fees incurred for various going public issues.

Nine months ended September 30, 2015

During the nine months ended September 30, 2015, the Company had a net loss of $157,506 (2014: $223,886) resulting in a loss per share of $0.00 (2014: $0.00). The costs incurred were for daily operating activities and to get the Company to go public and maintain the listing status after going public from August 19, 2015. The decrease in the net loss for the current period was mainly due to no stock-based compensation expense was incurred in the current period as there was stock-based compensation of $45,000 incurred in the same period of previous year.

The operating expenses of $156,476 decreased in the current period as compared to $223,934 of the same period of last year were mainly due to the decrease in investor relations and filing fees and no stock-based compensation expense was incurred during the current period.

Professional fees of $53,587 increased in the current period as compared to $38,088 of the same period of last year were mainly due to the increase in legal fees incurred for various ‘going public’ issues.

Liquidity and Capital Resources relative to September 30, 2015

Working capital decreased by $201,634 to $448,035 at September 30, 2015 as compared to $649,668 at the end of December 31, 2014.

We had a cash balance of $511,497 on September 30, 2015 which is rise from a cash balance of $510,652 on June 30, 2015. Historically, our principal source of funds has been cash generated from financing activities. During the third quarter of July 1, 2015 to September 30, 2015 $44,225 has been raised.

During the nine months period ended September 30, 2015, the cash balance has been raised by $35,209 to $511,497 as compared to $476,288 at the end of December 31, 2014 mainly due to the raise of equity financing of $194,225 after offsetting operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We expect competition to increase as awareness of the environmental advantages of converting plastic into fuel increases. A rapid increase in competition could negatively affect our ability to develop a profitable client base. Many of our competitors and potential competitors may have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly; adapt faster to new or emerging technologies and changing customer needs and preferences;
•	take advantage of acquisitions and other opportunities more readily;
•	negotiate more favorable agreements with vendors and customers; and

Item 1A. Risk Factors - Continued.

•	devote greater resources to marketing and selling their products or services.

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

Our intent is to design and refine a plant that utilizes existing technologies in plastics depolymerization and to implement equipment that is readily available in the industrial market place. We will not have exclusive rights to this technology for Canada or the U.S. Accordingly others may license or otherwise obtain the use of the same technology and enter into competition with us in our same locality. If this should be the case, it may be difficult or impossible to obtain a competitive advantage over others that desire to enter into this industry.

Item 1A. Risk Factors - Continued.

We have never paid cash dividends in connection with our common stock and have no plans to pay dividends in the future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

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

Item 1A. Risk Factors - Continued.

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

The development, manufacture and sale of specialty fuel products and other related services involve inherent exposure to potential product liability claims, service level claims, product recalls and related adverse publicity. Any of these potential product or service risks could also result in substantial and unexpected expenditures and affect customer confidence in our products and services, which could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Although the Company expects to maintain product and other general liability insurance, there can be no assurance that this type or the level of coverage would be adequate to cover these potential risks.

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

NEW FUEL SYSTEMS INC.
(Registrant)

November 12, 2015	/s/ Jack Stuart
Date	Jack Stuart, President and Chief Executive Officer

November 12, 2015	/s/ Douglas Myrdal
Date	Douglas Myrdal, Chief Financial Officer

November 12, 2015	/s/ Karen Hartlin
Date	Karen Hartlin, Secretary/Treasurer/Admin. Mngr.