Form 10-K
period 2015-12-31
New Fuel Systems Inc.
filed 2016-04-18
CIK 1632559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 333-202030

NEW FUEL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	26-3937768
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Unit 210, 5641 201 Street
Langley, British Columbia
Canada, V3A 8A4
(Address of principal executive offices)

(604) 532-2090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X]     No [   ]               (2) Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00 since there was no bid or asked price on that day being June 30, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 9, 2016, the registrant had 42,474,814 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “New Fuel Systems,” “NFS,” the “Company,” “we,” “us,” “our” and words of similar import) refer to New Fuel Systems Inc., a British Columbia, Canada corporation, the registrant.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of NFS. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global oil and gas markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. NFS does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1. BUSINESS

Company Background

New Fuel Systems Inc. (sometimes referred to as “New Fuel Systems”, “NFS” or the “Company”) was incorporated under the “Business Corporation Act (BC)” on March 2, 2005 under the name Lightning Ridge Resources Inc., and changed its name to New Fuel Systems Inc. on February 21, 2007. The Company’s registered office and principal place of business is Unit 210, 5641 201 Street, Langley, British Columbia, Canada, V3A 8A4. The Company’s principle business activity is focusing on the identification, acquisition, development, and commercialization of renewable, alternative energy technologies. The Company’s immediate business focus is the construction of a plant in the Vancouver, British Columbia, Canada area for the purpose of converting plastics into fuel. Given successful implementation in Vancouver, similar plants will be constructed in other areas of the Canada and the U.S. The Company also has a subsidiary formed for the purpose of developing long range electric-based power generation in cars with battery extenders and a subsidiary formed for the purpose of improving the quality and quantity of water for cities and communities primarily through improved recycling technologies. The Company has spent several years researching renewable, alternative energy technologies both from a standpoint of what could help the earth and from what could be developed into a commercially viable business. This research has led us to settle on converting waste plastics into fuel as an initial business focus. Despite our years of research and planning, when we raise additional capital and commence construction of our initial plastics to fuel conversion plant, we will commence our post research and post planning business operations. The Company’s subsidiaries formed to develop electric-based power generation for automobiles and to improve city water sources have yet to commence business operations and have been inactive since incorporation.

At the present time our common stock is not quoted for trading on any exchange or listing service.

Business Strategy

New Fuel Systems is a diversified green energy development company, which was formed to capitalize on markets in renewable and alternative energy technologies. New Fuel Systems, together with its subsidiaries, Electric City Motors Corp. and Water Evolution Systems Inc. is in the planning stage of focusing on the identification, acquisition, development, and commercialization of renewable, alternative energy technologies globally. Through members of our board of directors, we are striving to identify technologies on the leading edge of innovation that would contribute to the ever increasing demands for energy producing fuels, clean air and pure water while protecting the environment for future generations.

The first phase of the New Fuel Systems’ business plan is to set up the first commercial environmentally friendly ‘plastic to oil’ recycling plant in the Greater Vancouver area of British Columbia, Canada with existing technologies utilizing a pyrolysis process whereby waste plastic is converted into useable oil or fuel. The patented technology being targeted by NFS allows for continuous processing in a modular design which allows for ease of portability to locations across North America. This first plant will be set up to refine its manufacturing and operating systems and to be presented as the demo facility for future operations to be modeled after for installation of additional plants across Canada and the United States that will be strategically located as close to existing waste management facilities as possible as part of a joint venture with commercial waste operators. We believe this model will add value to a joint venture because the Company will be able to use existing waste plastic at the locations as feedstock with the fuel product produced being used as an energy source for machinery and vehicles within the fence of the same facility, greatly reducing resource costs and CO2 emissions. Once in place, we believe our flagship plant will generate cash flow to help support the development of additional plants.

For the past sixty plus years, plastics production and its use has dramatically increased and close to 90% (per US EPA Statistics) (1) of this plastic ends up in the landfill. According to government statistics plastic production and thereby plastic waste continues to grow at 7 % per annum. In Canada, the amount of waste plastic created annually is approximately 6,172,943,840 billion pounds (2). This waste plastic has become a huge problem for municipalities, waste management operators, recyclers, and landfill operators. NFS’ solution to this problem is to divert as much of this disposed plastic from the landfill and municipal waste management system and convert this plastic into a high quality, mixed light crude and then further refine it to gasoline, diesel, kerosene, oil or even jet fuel. The NFS’ ‘plastic to oil’ conversion process has up to a 90% materials recovery rate and ultra clean emissions therefore both primary and secondary carbon footprints will be very small. This means that once our initial plant is up and running, NFS will be eligible for carbon credits estimated to be 2.5 for each ton of plastic recycled.

(1) http://www.epa.gov/epawaste/nonhaz/municipal/index.htm

(2) Kelleher Environmental Plastics Waste Denominator Study for Canada Submitted to: Canadian Plastics Industry Association (CPIA) 31 March 2012

The planned second phase of operations will be the production of royalties from this crude oil that is produced in the NFS’ plants yet to be constructed. Our initial plant will have plastics to oil conversion equipment necessary to meet the production requirements of 8000 kg per day or 8000 liters of mixed oil per day. This unit will be capable of handling approximately 733 pounds of plastic per hour, operating 24 hours a day, and therefore producing approximately 90 US gallons of mixed oil per hour or approximately 3 barrels of oil utilizing a semi continuous batch feed. For one unit this equates to a potential revenue for the oil (based on a market price of $50.00 per barrel) of approximately $150 per hour or $3,600 per day. As the crude oil produced has little to no sulfite contamination, this recycled oil is equivalent to ‘sweet crude’ and therefore commands a higher price than the average crude oil on the market. (1)

Our plan is that the NFS’ conversion units will be capable of continuous operation making it possible to run safely 24 hours per day with minimal maintenance downtime to maximize production output and rate of return. The modular design will allow the Company to install multiple units or add on additional units to accommodate future expansion plans or higher recycling volumes and/or enable the Company to handle increased processing demands. Additional revenues will be generated by ‘drop fees’ implemented to business, facilities or institutions requiring plastic waste pickup which will be implemented through the marketing division of NFS.

Overview

New Fuel Systems’ targeted areas for business will be primarily Canada and the United States. The agenda of NFS is focused on business stratagems that contribute to the universal efforts in protecting our natural environment. NFS has identified issues that need to be addressed in our society that are contributing to the endangerment of our environment. The first issue is the massive amount of composting waste materials, especially plastic materials, in landfills which often produce dangerously concentrated levels of toxic gases. Presently 76% of municipal and industrial solid waste is disposed of by landfilling processes, with only 24% disposed through recycling, resource recovery and incineration (2). In the United States, 32 million tons of plastic waste were generated in 2012 with only 2.8 million tons disposed through recycling programs. (3).

NFS’ first objective is to divert much of this abundant and problematic post-consumer, industrial and agricultural waste plastic from the landfill to strategically located commercial scale facilities to be implemented by NFS, whereby this plastic can be converted back into its original state – oil. The benefits presented by the ‘plastic to oil’ technology that NFS intends to implement are three-fold: transforming non-recycled plastic into a valuable commodity, creating a reliable source of alternative energy from an abundant feedstock, and reducing the amount of plastic waste either being incinerated or buried in the landfills.

NFS intends to implement modular equipment in their plants that utilize processes of de-polymerization and pyrolysis. NFS’ plan of business is to design and set up the initial commercial plant facility in the Greater Vancouver region of British Columbia, Canada. The founders of NFS have spent years researching and identifying specific plastic to oil (“conversion”) systems which included meeting and conferring with professionals from around the world who are trying to solve the waste plastic issue. NFS plastic to oil machines selected are among the newest generation of pyrolysis technology that has under testing for over three years, demonstrating the technological and economic feasibility for using pyrolytic technology to recover more waste plastics. Other than a small proto type machine purchased by us for our testing and demonstration purposes, to date we have not entered into any agreements to purchase the plastic to oil machines and will not until we have obtained the necessary funding to pay for the machines.

(1) The information in this paragraph is based upon the results of the plastics to oil technology we intend to purchase for the operation of our plants and was provided by Recycle Energy Company Ltd. who manufacturers that technology.

(2) Statistics Canada 2011, Kelleher Environmental Survey Report, 2012

(3) US EPA www.epa.gov/epawaste/conserv/materials/plastics.htm

Economics

Economic returns will come from the sale of the fuel product, and the offset fuel costs of what the New Fuel Systems plant will use internally.

Considering the technology is a zero polluting process that creates an alternative fuel from waste plastic, it creates a CO2 reduction value that could eventually be sold as “carbon credits”, generating additional revenues for the Company.

In addition, given the disposal costs associated with commercial and industrial plastic waste, management expects to generate additional income from “tippage” fees. These fees will provide incentives to the waste plastic producers by way of discounts to traditional tippage fees incurred at incinerator land fill sites.

New Fuel Systems team has also been approached by a local foam recycling plant that has expressed an interest in utilizing our technology to recover monomers from their foam product. A letter of intent is in place with this company for their inventory of expanded polystyrene (foam) and other unusable materials. Depolymerization presents two advantages in recycling resin-based products such as foam, the ability to return a recovered resin to virgin resin-like quality, and the potential to recover valuable feedstock from products that are economically challenging to recycle. When plastic is mechanically recycled, even small levels of contamination can compromise the performance of resin. However, because depolymerizaton breaks scrap plastics back into the basic building blocks for resin, that contamination is removed. The resulting monomers, such as terephthalic acid, ethylene glycol, styrene and ethyl benzene, can be recovered and remade into what is essentially comparable to virgin resins, free from impurities, and possessing virgin resin-like properties. This can provide NFS another source of potential revenue from another one of society’s problematic waste products – foam. The letter of intent is not a legally binding agreement other than it binds each of the parties to a good faith effort to enter into a legally binding agreement in the future when the business relationship is ready to commence.

New Fuel Systems is a development stage company, therefore has not generated any revenues to date. To date some funds have been raised through private investors.

New Fuel Systems’ Flagship Plant Development Budget

Continuous Feed Plastic to Oil System	$ 5,000,000
Hydrocarbons Refiner System	800,000
Equipment Setup Costs	700,000
Heavy Duty Granulator (for larger plastics)	250,000
Heavy Duty Granulator (for smaller plastics)	100,000
Storage Tanks (x4) and Transfer Equipment	120,000
Scales	35,000
Hydro	50,000
Sewer and Water	5,000
Material Handling Equipment	90,000
Site Preparation Costs	370,000
Plant Mechanical Engineering Fees	250,000
Plant Electrical Engineering Fees	250,000
Freight and Shipping Costs	250,000
Building Lease Costs	75,000
Marketing	300,000
Operations Costs	600,000
Fuel Rated Holding Tanks (x3)	100,000
Conveyors ($125/foot)	100,000
Total:	$ 9,445,000

If we realize our projected production, one of our conversion plants will be the equivalent of an oil field producing 200,000 barrels of refined diesel oil per year, a field that requires no exploration, no wellhead drilling & replenishes itself each year with more oil than it started with. New Fuel Systems’ plan for the future is to locate plants alongside existing waste management facilities as part of a joint venture with commercial waste operators. Using this model will add value and with each integrated solution these plants will be able to use existing waste plastic at these locations as feedstock with the fuel product produced being used as an energy source for machinery and vehicles within the fence of the same facility, reducing resource costs and CO2 emissions.

After our first plant becomes fully operational, our plan is for similar plants to be built in other areas of Canada and North America as revenues and funding permit. The plants will use a technology involving low temperature pyrolysis and distillation to liquefy plastics, ordinarily destined for landfills, into ultra-low sulfur hydrocarbon fuels which are less harmful to the environment than standard petroleum based diesel.

The concept of obtaining fuel from plastic in a commercially viable manner is based upon the following principles:

  Plastic is made from crude. If you break down waste plastic using the right catalyst you get liquid hydrocarbons.
  There is a choice as to the end product to be produced – petrol, diesel, light petroleum gas/jet fuel, and monomer for resin.
  All plastics are polymers mostly containing carbon and hydrogen. Polymers are made up of small molecules called monomers.
  Degradation of polymers occur when this long chain of monomers break at certain points. If the division of bonds occur randomly, it is known as Random De-Polymerization.
  Plastic waste is converted in liquid hydrocarbons by Random De-Polymerizaton. The process is carried out in a specially designed reactor in the absence of oxygen and with a catalytic additive.

  Maximum reaction temperature is 350 degrees Celsius and there is total conversion of waste plastic into value-added fuel products.

Features of the technology we will be using include:

  Converting plastic back to oil - “conversion”;
  Gas is converted to liquid form – distillation;
  Separation/refining/blending – final steps that determines the end product or fuel type, eg. diesel oil versus jet fuel;
  High efficiency pyrolysis process produces an alternate fuel with similar or better qualities to diesel fuel used in vehicles and equipment which is energy efficient with options of powering the facility either by generator, solar or electricity.

Technology Employed in the Conversion Unit

New Fuel Systems will be utilizing self-contained modules with all the auxiliary components required to process waste plastic to oil or to synthetic fuels (“syn-fuels”). The modules will be self-contained, computerized and will require minimal operational skills. They will employ an electric heater that controls temperature instead of flame. The conversion technology will be quite safe. The units are capable of recycling high density polyethylene (HDPE), low density polyethylene (LDPE), polypropylene (PP), and polystyrene (PS). One kilogram of plastic using 1 kilowatt of electricity is capable of producing 1 liter of oil. At the current price of electricity, this process costs approximately 20 cents.

Plastics Market Assessments

Plastics play an important role in almost every aspect of our lives. Plastics are used to manufacture everyday products such as beverage containers, toys, and furniture. The widespread use of plastics demands proper end of life management. However, this category of end-of-life plastic material, overall, still has a rather small amount being diverted to recycle centers compared to the amount being disposed to the landfill. Canada for example has an estimated 2.8 million tons of plastic waste being disposed by residential and non-residential sources and only 9% of this plastic waste is being recycled. (1) With regard to the United States, according to the 2013 Earth Engineering Center’s Report to the American Chemistry Council, plastics make up 11 percent of the total US municipal solid waste stream. (2)

Plastic Waste Available in Canada and U.S.A. (Annually) (Data in columns 3 and 5 is rounded up.)
	Population	Pounds Per Capita Plastic Waste Consumption	Pounds of Plastic Waste Available	Pounds to Tons Conversion	Tons of Plastic Waste Available

Canada	35,675,834 (3)	157	5,600,000,000 (5)	2,000	2,800,000
U.S.A.	320,540,000 (4)	257	82,400,000,000 (6)	2,000	41,200,000

Based on these facts it is evident that the industry does have room for the alternative solutions that New Fuel Systems plastic to oil conversion technology has to offer to help deal with this overabundance of plastic.

(1) Statistics Canada 2011, Kelleher Environmental Study 2012 – http://www.plastics.ca/_files/file.php?fileid=O&filename=file_Kell_Disposal_Report_31_MAR_2012_Revised.pdf

(2) http://www.americanchemistry.com/Policy/Energy/Energy-Recovery/2014-Update-of-Potential-for-Energy-Recovery-from-Municipal-Solid-Waste-and -Non-Recycled-Plastics.pdf

(3) Statistics Canada Oct 2014

(4) US Census.gov (19 March 2015)

(5) Kelleher Environmental, 2012 – http://www.plastics.ca/_files/file.php?fileid=O&filename=file_Kell_Disposal_Report_31_MAR_2012_Revised.pdf

(6) http://www.cleanair.org/program/waste_and_recycling/recyclenow_philadelphia/waste_and _recycling_facts

Plastic comes in several forms, each of which is labeled (coded) according to its production method and chemical content.(1) Plastics 3-7 are not easily recyclable if at all. The overwhelming majority of these plastics ends up in a land fill or incinerated. Despite these facts and that type 1 and 2 are recycled, according to Environmental Protection Agency (EPA) statistics, only 9% of total plastic waste is actually recycled.(2) Out of these difficult to recycle plastics 2, 4, 5, 6 (and some ‘other’ plastics in the 7 category) we have learned through our testing using our prototype conversion machine that all can be processed using the technology that will be used in our initial ‘plastic to oil’ plant once constructed. That is the greatest advantage with the NFS technology once in use is it can be applied to a wider range of applications, including post-consumer, agricultural, nursery and industrial waste plastics.

The US Environmental Protection Agency (EPA) states one ton of plastic would take up 7.4 cubic yards (6.8 cubic meters) of landfill space.(3) Plastic not only takes up this space in landfills, but at recycler’s facilities where they process other forms of material. It is our vision that New Fuel Systems plants strategically placed close to these facilities will be able to significantly reduce the space required to handle recyclable material as well as saving significant landfill space.

Potential sources for plastics feedstock or potential locations ideal for installation of the New Fuel Systems ‘plastic to oil’ plants are as follows:

•	Municipalities (especially areas where there is limited land space for landfills)
•	Organizations wishing to reduce their tax burden/waste disposal fees/incineration fees
•	Organizations with a high volume of manufacturing plastic waste that cannot be disposed of in a landfill eg. Manufacturing plants/Agricultural industries/Retailers
•	Facilities that want to discharge large volumes of difficult to recycle plastics
•	Schools
•	Foam recyclers

Many of the existing municipal recycling programs restrict the form and type of plastic that can be placed in their “blue boxes”, the remaining plastic ends up in garbage. Given that New Fuel Systems conversion technology will be able to handle a large number of the household waste plastics that go into these blue boxes, it will allow these programs to expand and accept a greater percentage of plastic, thus keeping it out of landfills and the atmosphere through incineration programs and process it back into oil.

In the greater Vancouver, BC area where New Fuel Systems will locate its first commercial plant, there is an equally large amount of plastic waste being disposed of in landfills. According to Vancouver Regional statistics, close to 150,000 tons (330 million pounds) of plastic was disposed in 2009 (Statistics Canada, Waste Management Survey: Business and Government Sectors 2010). (4) That represents an enormous amount of waste plastic feed stock to convert into oil.

(1) Plastic types referred to in this paragraph by number are as follows: Type 1 - "PET" - Polyethylene Terephthalate; Type 2 - "HDPE" - High Density Polyethylene; Type 3 - "PVC" - Polyvinyl Chloride; Type 4 - "LDPE" - Low Density Polyethylene; Type 5 - "PP" - Polypropylene; Type 6 - "PS" - Polystyrene; Type 7-"OTHER" - other miscellaneous plastics.

(2) www.epa.gov/epawaste/conserve/materials/plastics.htm

(3) Ibid.

(4) http://www.statcan.gc.ca.pub/16f0023x/16f0023x2013001-eng.pdf

In New Fuel Systems initial target market, we have identified a number of waste handlers that would be significant sources of plastic for New Fuel Systems flagship plant. However, to date we have not entered into any contracts with such handlers to obtain access to their plastics. We believe NFS will be a more economical choice because there will either be no charge or a nominal tipping fee compared to having to dispose of the plastic in traditional landfills where the tipping fees can run as high as $200 per ton.

According to Metro Vancouver’s solid waste management group, their stated goal is to reduce waste to landfills by 80% by 2020. This goal will have a positive impact on NFS’ ability to access waste plastic to feed its flagship plant.

Electric City Motors Corporation

Electric City Motors Corporation is a wholly owned subsidiary of NFS, incorporated pursuant to the laws of British Columbia, Canada. Electric City Motors is currently planning the development of select technologies which we believe can change the face of electric-based power generation in cars. We have plans for vehicles that will be designed to make a major difference in urban areas, especially where motor vehicles are the single largest contributor to ground-level ozone, a major component of smog. Each year, the cars we drive emit millions of tons of pollutants, contributing heavily to global warming and acid rain. Only a clean technology that is affordable to the many can slow down and eventually – when a critical mass is reached on a global basis – reverse this lethal evolution. The development of select technologies will help to address the important need to meet the world’s long-term energy and environmental requirements. Even though this subsidiary has been formed, it has been inactive since incorporation and has yet to commence meaningful business operations of any kind.

Water Treatment and Purification

New Fuel Systems subsidiary, Water Evolutions Systems Inc. (“WES”) is a Canadian company, incorporated pursuant to the laws of British Columbia, Canada, that will focus on developing and introducing to market a water processing technology with a wide range of applications that is more efficient and cost effective than the conventional technologies already present in this field. The system will not rely on chemicals and membrane filters as do conventional systems and will therefore have minimal impact on the environment.

The agenda of WES is to help address the major concerns with the quality and quantity of water currently available. The plan to develop water purification methods and technologies having tailored applications across a wide variety of sectors such as retail drinking water, industrial water treatment facilities including the mining sector, municipal sewage management operations, food processing facilities, hotels and resorts to drinking water reservoir's and/or supplementary support of existing technologies and water treatment infrastructures. Even though this subsidiary has been formed, it has been inactive since incorporation and has yet to commence meaningful business operations of any kind.

Competition

To our knowledge, there are no plastic to oil conversion plants in demonstration or in commercial operation in Canada. In the U.S. we are aware of three companies that have demonstration facilities, one of which has also begun commercial operations. They are Plastic2Oil, Inc. in Niagara Falls, New York, Gaily in Beaverton, Oregon, and RES Polyglot in Akron, Ohio. Because of the newness of the industry and the size of the potential of the industry, we do not believe any barriers exist in our entering into the industry from a competition point of view. As the industry matures and as conversion plants become numerous, our ability to compete will depend upon our efficiency in the conversion process and in our ability to grow our Company. It is unknown at this time the extent to which we will be successful in competing against other companies in the future.

Methods of competition in our industry consist of promoting and selling oil based products into the market of competing oil products that already exist from traditional sources of supply. This is done primarily through contractual arrangements with oil product distribution companies that have established distribution networks. The oil product that New Fuel System’s plants will be producing is different than normal in that it will not require the usual amount of refining that standard crude oil requires and therefore will be considered a more highly valued product. Secondly, we do not intend to promote and sell our oil products to only the traditional oil product distribution companies but will also be focusing on alternate industries that consume high volumes of oil and/or diesel. However, our products supplied to alternate industries that consume high volumes of oil and/or diesel will require additional refining before it is ready for use. To date we have no contracts in place with any distribution or other companies.

Intellectual Property

The company does not own its own technology for converting plastics into fuel but is familiar with technological options for this purpose currently under use in Japan and Europe that are available for purchase. In connection with the preparation of the flagship plant, the Company has identified an existing technology to be implemented and will determine, based on the results of the first plant's operations, as to whether this same technology or alternative technologies will be implemented in the additional plants to be set up across Canada and the US.

Despite the fact that our research shows that the technology we will be using is commercially viable in Japan and Europe, we have determined that a flagship plant is necessary in order for us to determine whether the technology is commercially viable in our market place. Even though we are confident we can turn plastic into oil, we need to know if we can make money given our local costs of labor, local costs of raw materials in the form of recyclable plastics and the potential for revenues for selling our products into the local market.

We have studied the economic feasibility of our business to the best of our ability given the constant fluctuation of many variables including the price of crude oil, the retail price of fuel products and the costs of harvesting used plastics. We have not obtained outside feasibility studies. We have purchased and have been using a small proto type plastics-to-oil machine that uses the technology we intend to purchase for our flagship plant. Through the use of this machine we have been able to determine the types of plastic we will be able to convert to oil, how much used plastic it takes to produce a gallon of oil and the amount of additional refining that may be necessary to obtain high grade fuels for various industries.

We have concluded that our business operations will be profitable at some level. However, given the wide range of uncertainty in a number of variables that are subject to constant change, it is impossible to ascertain what that profit level will be. A large component of any future profit picture is the cost of harvesting waste plastic. It is possible that the harvesting of waste plastic may be a profit center all of its own since municipalities are under pressure to dispose of plastics in a way other that burying it in landfills. It is likely that some waste plastics will be delivered to our doors free of charge or that we may be in a position to charge a fee for taking the waste plastic. We have found that municipalities are unwilling to discuss future arrangements with us until such time as our initial plant is operational. Accordingly, the cost of plastic acquisition remains an uncertainty for us. Given this uncertainty, the reason we believe the Company will be profitable at some level is based upon fact that the raw material of our future operations, which is waste plastic, is obtainable at low or no cost since it is a byproduct of our society that needs to be disposed of. Thereafter, most other costs of production are not fixed costs but rather costs which are a percentage of the amount of plastic being processed at any given time. Speaking generally, as long as the cost of electricity necessary to produce a gallon of oil is less than the market value of the gallon of oil produced, a conversion plant will operate profitably.

Government Regulation

The Company is subject to federal, state, provincial and local laws generally with regard to business ownership and regulation. At such time as the Company commences its business operation of converting plastics into fuel, it will be subject to the laws, including environmental laws, relating to the recycling of plastics and the production and sale of fuel and fuel related products.

Employees

We currently employ a Chief Executive Officer and a Chief Financial Officer and have no other employees. Karen Hartlin provides services to the Company through the Company’s management agreement with Hartlin Management Services.

ITEM 1A. RISK FACTORS

The success of the Company depends heavily on Karen Hartlin and our directors.

To date, the development of the Company has been a result of the dedication of our former CEO, Jack Stuart and also Karen Hartlin and our directors and the passion they have for the goals and objectives of the Company. Jack Stuart passed away unexpectedly on March 25, 2016, leaving the immediate responsibility for the progress of the Company on the shoulders of Karen Hartlin and the members of the board of directors. Since the passing of Jack Stuart, Karen Hartlin has been appointed Interim CEO/President by the Board of Directors. In the event we lose the services of Karen Hartlin or any of the members of the board and are unable to replace them with individuals having similar skills and passion for the ideals of the Company, it will limit our chances for success.

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

The estate of our former CEO and our Secretary/Treasurer exercise voting control over 50% of the voting power of the Company.

The estate of Jack Stuart and our Secretary/Treasurer Karen Hartlin, exercise voting control over 50% of the issued and outstanding common shares of the Company. As a result, it is likely they can exert substantial control over all corporate actions taken by the Company. These actions may include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove any person from our Board of Directors without the consent of our executive officers.

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

Our intent is to design and refine a plant that utilizes existing technologies in plastics de-polymerization and to implement equipment that is readily available in the industrial market place. We will not have exclusive rights to this technology for Canada or the U.S. Accordingly, others may license or otherwise obtain the use of the same technology and enter into competition with us in our same locality. If this should be the case, it may be difficult or impossible to obtain a competitive advantage over others that desire to enter into this industry.

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

The audited financial statements which are a part of this annual report state in part: “The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future.” Since the Company has yet to generate other than nominal revenues or to engage in business operations that could generate business revenue in the near term, it is necessary for the Company to continue to raise money through the sale of equity capital to sustain its business existence. If the Company is not successful in furthering its business development to where it can generate revenue from business operations, in the long run it will not succeed as a business and it is likely any investors in the Company will lose their investment. It should also be noted and understood that even if the Company receives continued financial support from related parties or obtains public equity financing to develop its business plan or even if the Company negotiates an acquisition of, a participation in, or an investment of an interest in a technology or business, the Company may be unprofitable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

Our executive offices are located at Unit 210, 5641 201 Street, Langley, British Columbia, Canada, V3A 8A4 and are rented from Hartlin Management Services on a month to month basis. Hartlin Management Services is owned by our Secretary/Treasurer Karen Hartlin. Hartlin Management Services is paid $1,100 per month for the rent of the premises. A copy of the rental agreement is attached as an exhibit to the registration statement. The Company does not own or lease any other real property.

ITEM 3: LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

The Company does not own nor is it engaged in any mining operations. According, Part I, Item 4 does not apply to the Company.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is not listed on any exchange or listing service. The Company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity. The Company has 42,474,814 common shares issued and outstanding, 42,472,564 of which could be sold at this time pursuant to Rule 144 promulgated under the Securities Act.

Holders

As of April 9, 2016, the number of record holders of the Company’s common stock is approximately 118.

Dividends

Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

During the year 2015, the Company issued 353,575 common shares at the price from $0.50 to $1.00 per share for aggregate proceeds of $194,225. All shares issued in 2015 were issued pursuant to National Instrument 45-106 of the Prospectus and Registration Exemptions of the Province of British of Columbia Securities Act. Investors residing in the U.S. also invested in the Company pursuant to the rules and regulations of Regulation S promulgated under the United States Securities Act of 1933. Investors were all family, friends, business associates, and/or accredited investors. There was no general solicitation or public offering in connection with the issuance of any shares. Pursuant to the rules and regulations of Regulation S, New Fuel Systems is a non-U.S. person.

Use of Proceeds of Registered Securities

During the years ended December 31, 2015 and 2014, we did not receive any proceeds from the sale of registered securities.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this annual report.

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

Plan of Operation

Our goal is to be an industry leader in Canada and the U.S. in the emerging industry of converting waste plastics heretofore destined for the landfill into clean burning fuel. To achieve our goal, we plan to construct a flagship plant in the Vancouver, British Columbia area that will accomplish the conversion process and allow us to market the resultant fuel. If successful, we will then build similar plants in other areas of Canada and the U.S. that appear conducive to having available waste plastics and a market for the resultant fuel. We plan to expand our operations by building new plants as quickly as business revenues and capital availability allow and as new markets suggest commercial viability for our conversion plants. We have spent significant time researching the conversion of waste plastics into fuel, researching the building and operating of a plastics-to-oil plant, experimentation with our prototype machine in actually converting plastic into oil, and the development of our business plan and the development of our business strategy. The construction of our initial plant in Vancouver will be the beginning of our post research and post planning business operations.

Note 1 to the audited financial statements which are a part of this annual report state in part: “The ability of the Company to carry out its business objectives is dependent upon the Company’s ability to receive continued financial support from related parties or by obtaining public equity financing and to develop its business plan resulting in the generation of profitable operations in the future or by identifying, evaluating and negotiating an acquisition of, a participation in, or an investment of an interest in a technology or business that will generate profitable operations in the future.” Since the Company has yet to generate other than nominal revenues or to engage in business operations that could generate business revenue in the near term, it is necessary for the Company to continue to raise money through the sale of equity capital to sustain its business existence. In addition, if the Company is not successful in furthering its business development to where it can generate revenue from business operations, in the long run it will not succeed as a business.

At the present time we have approximately $430,000 in cash on hand. Our monthly fixed costs of operating our business including management expenses, rent, utilities, office supplies and other miscellaneous payments total around $10,000 per month. We estimate that the additional costs of operating our business due to the fact we are going public and will have transfer agent costs and also the costs of being a reporting company pursuant to the United States Securities Exchange Act of 1934 and the attendant accounting and legal costs will be approximately $4,000 per month. Pursuant to these estimates, we have cash on hand to operate New Fuel Systems as a public company for approximately 3 years. The expense of pursuing our business plan will be met by raising working capital through the sale of equity capital.

Our plan of operations for the next 15 months is to first complete the process of going public by obtaining a trading symbol for our common stock on the OTC Markets System. Then we will attempt to raise working capital through the sale of equity capital for the purpose of constructing our first plant for converting plastics into oil. At this point our first order of business will be to order machinery that needs to be built for the operation of our plant that has a start to finish delivery date of six months. At the same time we will begin the process of obtaining a suitable site for the plant. We plan on obtaining an existing building that has enough warehouse type space for the production equipment, office space, and outside space for storage tanks and parking. We have several potential sites in mind and believe we can secure a site in approximately 30 days. Once a site is obtained we will begin the process of obtaining the necessary licenses to operate our business on the site. This is expected to take 30 to 45 days to complete. We will then complete the purchasing and installation of equipment and commence operations. From start to finish, the activities described in this paragraph are expected to take 15 months. By the end of the 15 months, we will have spent $210,000 of our current cash position of $430,000 and will have needed to raise and then spend $9,445,000.

We will need to raise working capital through the sale of our common stock sufficient to construct our initial plant and subsequent plants until we can sustain business growth and operations through business revenues.

We also plan to move forward as we can in developing long range electric-based power generation for automobiles with battery extenders through our subsidiary Electric City Motors Corp. and to develop technology for water treatment and purification through our subsidiary Water Evolution Systems Inc. Even though these subsidiaries have been formed, they have been inactive since incorporation and have yet to commence meaningful business operations. We do not plan on using any of our current cash to develop the businesses of these subsidiaries but will seek outside investment or borrowings when we are ready to proceed.

Results of Operations

Comparison of the fiscal year ended December 31, 2015 and December 31, 2014.

Financial Information

	2015	2014
Revenue	$ -	$ -
Investor relations and business promotion expense	8,652	40,976
Professional fees	58,242	62,230
Management fees	96,000	96,000
Travel and automobile expenses	8,266	10,384
Net (loss)	$ (244,834)	$ (324,104)

In 2015, Company expenses decreased by $35,151 from 2014, primarily as a result of the Company spending $32,324 less on Investor relations and filing fees. The net loss for 2015 was also decreased from that for 2014 as a result of the write of in 2014 of an available for sale security in the amount of $46,246.

Liquidity and Capital Resources relative to year end December 31, 2015

We had a cash balance of $439,461 on December 31, 2015, which was down from a cash balance of $476,288 on December 31, 2014. Historically, our principal source of funds has been cash generated from financing activities. During 2015 we raised $194,225 as a result of the sale of 353,575 shares of common stock.

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

Significant Accounting Policies

(a) Foreign currency

Transactions in foreign currencies are translated at the exchange rate in effect at the date of the transaction. Foreign denominated monetary assets and liabilities are translated to their Canadian dollar equivalents using foreign exchange rates prevailing at the financial position reporting date. Exchange gains or losses arising on foreign currency translation are reflected in profit and loss for the period.

Non-monetary assets and liabilities that are measured at historical cost are translated into Canadian dollars by using the exchange rate in effect at the date of the initial transaction and are not subsequently restated. Non-monetary assets and liabilities that are measured at fair value or a revalue amount are translated into Canadian dollars by using the exchange rate in effect at the date the value is determined and the related translation differences are recognized in net income (loss) or other comprehensive net (loss) consistent with where the gain or loss on the underlying non-monetary asset or liability has been recognized.

(b) Cash

Cash consist of deposits in banks.

(c) Financial instruments

(i) Financial assets

Fair value through profit or loss – This category comprises derivatives, or assets acquired or incurred principally for the purpose of selling or repurchasing it in the near term. They are carried in the statement of financial position at fair value with changes in fair value recognized in the statement of operations and comprehensive loss.

Loans and receivables – These assets are non-derivative financial assets with fixed or determinable payment that are not quoted in an active market. They are carried at cost less any provision for impairment. Individually significant receivables are considered for impairment when they are past due or when other objective evidence is received that a specific counterparty will default.

Held-to-maturity investments – These assets are non-derivative financial assets with fixed or determinable payments and fixed maturities that the Company’s management has the positive intention and ability to hold to maturity. These assets are measured at amortized cost using the effective interest method. If there is objective evidence that the investment is impaired, determined by reference to external credit ratings and other relevant indicators, the financial asset is measured at the present value of estimated future cash flows. Any changes to the carrying amount of the investment, including impairment losses, are recognized in the statements of operations and comprehensive loss.

Available-for-sale – Non-derivative financial assets not included in the above categories are classified as available-for-sale. They are carried at fair value with changes in fair value recognized directly in equity. Where a decline in the fair value of an available-for-sale financial asset constitutes objective evidence of impairment, the amount of the loss is removed from equity and recognized in the statement of operations and comprehensive loss.

All financial assets, except those at fair value through profit or loss, are subject to review for impairment at least at each reporting date. Financial assets are impaired when there is objective evidence that a financial asset or a group of financial assets is impaired. Different criteria are applied for each category of financial assets described above to determine impairment.

(ii) Financial liabilities

The Company classifies its financial liabilities into one of two categories, depending on the purpose for which the asset was acquired. The Company’s accounting policy for each category is as follows:

Fair value through profit or loss – This category comprises derivatives or liabilities acquired or incurred principally for the purpose of selling or repurchasing it in the near term. They are carried in the statement of financial position at fair value with changes in fair value recognized in the statement of operations and comprehensive loss.

Other financial liabilities – This category includes due to related party and trade and other payables, all of which are recognized at amortized cost.

(d) Share capital

Common shares

Common shares are classified as equity. Incremental costs directly attributable to the issue of common shares and share options are recognized as a deduction from equity, net of any tax effects.

(e) Equipment

Equipment is recorded at cost, net of accumulated amortization. Depreciation is calculated on a straight line basis over the estimated useful lives.

The estimated useful lives are as follows:

Computer equipment	3 years
Office equipment	5 years
Machinery equipment	5 years

Depreciation methods, useful lives and residual values are reviewed at each financial year end and adjusted if appropriate.

(f) Impairment

(i) Financial assets

A financial asset not carried at fair value through profit or loss is assessed at each reporting date to determine whether there is objective evidence that it is impaired. A financial asset is impaired if objective evidence indicates that a loss event has occurred after the initial recognition of the asset, and that the loss event had a negative effect on the estimated future cash flows of that asset that can be estimated reliably.

Objective evidence that financial assets (including equity securities) are impaired can include default or delinquency by a debtor, restructuring of an amount due to the Company on terms that the Company would not consider otherwise, indications that a debtor or issuer will enter bankruptcy, or the disappearance of an active market for a security. In addition, for an investment in an equity security, a significant or prolonged decline in its fair value below its cost is objective evidence of impairment.

The Company considers evidence of impairment for receivables at both a specific asset and collective level. All individually significant receivables are assessed for specific impairment. All individually significant receivables found not to be specifically impaired are then collectively assessed for any impairment that has been incurred but not yet identified. Receivables that are not individually significant are collectively assessed for impairment by grouping together receivables with similar risk characteristics.

In assessing collective impairment, the Company uses historical trends of the probability of default, timing of recoveries and the amount of loss incurred, adjusted for management’s judgement as to whether current economic and credit conditions are such that the actual losses are likely to be greater or less than suggested by historical trends.

An impairment loss in respect of a financial asset measured at amortized cost is calculated as the difference between its carrying amount and the present value of the estimated future cash flows discounted at the asset’s original effective interest rate. Losses are recognized in profit or loss and reflected in an allowance account against receivables. Interest on the impaired asset continues to be recognized through the unwinding of the discount. When a subsequent event causes the amount of impairment loss to decrease, the decrease in impairment loss is reversed through profit or loss.

Impairment losses on available-for-sale investment securities are recognized by transferring the cumulative loss that has been recognized in other comprehensive income, and presented in unrealized gains/losses on available-for-sale financial assets in equity, to profit or loss. The cumulative loss that is removed from other comprehensive income and recognized in profit or loss is the difference between the acquisition cost, net of any principal repayment and amortization, and the current fair value, less any impairment loss previously recognized in profit or loss. Changes in impairment provisions attributable to time value are reflected as a component of interest income.

If, in a subsequent period, the fair value of an impaired available-for-sale equity security increases and the increase can be related objectively to an event occurring after the impairment loss was recognized in profit or loss, then the impairment loss is reversed, with the amount of the reversal recognized in profit or loss. However, any subsequent recovery in the fair value of an impaired available-for-sale equity security is recognized in other comprehensive income.

(ii) Non-financial assets

The Company reviews and evaluates its property and equipment for indications of impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable or at least at the end of each reporting period. The asset’s recoverable amount is estimated if an indication of impairment exists.

Impairment loss is recognized when the carrying amount of an asset exceeds its recoverable amount. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs. The cash-generating unit is the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows of other assets or groups of assets. Future cash flows are estimated based on expected future production, commodity prices, operating costs and capital costs.

The recoverable amount is the greater of the asset’s fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects the current market assessment of the time value of money and the risks specific to the asset.

Impairment losses reducing the carrying value to the recoverable amount are recognized in profit and loss.

An impairment loss is reversed if there is an indication that there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

(g) Income tax

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in profit or loss except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive income.

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit or loss, and differences relating to investments in subsidiaries and jointly controlled entities to the extent that it is probable that they will not reverse in the foreseeable future. In addition, deferred tax is not recognized for taxable temporary differences arising on the initial recognition of goodwill. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the reporting date. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realized simultaneously.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

(h) Earnings per share

The Company presents basic and diluted earnings per share (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period, adjusted for own shares held. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, for the effects of all dilutive potential common shares, which comprise share options granted to employees.

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with shareholders. It is made up of net income (loss) and other comprehensive income (loss). The historical make up of net income (loss) has not changed. Other comprehensive income (loss) includes gains or losses, which generally accepted accounting principles requires be recognizing in a period, but excluding from net income for that period.

(j) Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control, related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(k) Deferred charge

Costs directly identifiable with the raising of capital will be charged against the related capital stock. Costs related to shares not yet issued are recorded as deferred charge. These costs will be deferred until the issuance of the shares to which the costs relate, at which time the costs will be charged against the related capital stock or charged to operations if the shares are not issued.

(l) Adoption of new accounting standards and amendments

The standards that were adopted for the period beginning on January 1, 2015 or earlier had no effect on the Company’s financial statements for the periods presented, as a result, none of the standards are disclosed.

(m) New and Revised IFRS Issued but Not Effective

Standards issued but not yet effective up to the date of issuance of the Company’s consolidated financial statements are listed below. This listing is of standards and interpretations issued, which the Company reasonably expects to be applicable at a future date. The Company intends to adopt those standards when they become effective. The Company does not expect the impact of such changes on the consolidated financial statements to be material.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.2015.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Fuel Systems Inc.

Consolidated Financial Statements
(Expressed in Canadian Dollars)

Years Ended December 31, 2015 and 2014

Management’s Responsibility for Financial Reporting

Management is responsible for the preparation and presentation of the accompanying consolidated financial statements, including responsibility for significant accounting judgments and estimates in accordance with International Financial Reporting Standards and ensuring that all information in the annual report is consistent with the statements. This responsibility includes selecting appropriate accounting principles and methods, and making decisions affecting the measurement of transactions in which objective judgment is required.

In discharging its responsibilities for the integrity and fairness of the consolidated financial statements, management designs and maintains the necessary accounting systems and related internal controls to provide reasonable assurance that transactions are authorized, assets are safeguarded and financial records are properly maintained to provide reliable information for the preparation of consolidated financial statements.

The Board of Directors and Audit Committee are composed primarily of Directors who are neither management nor employees of the Company. The Board is responsible for overseeing management in the performance of its financial reporting responsibilities, and for approving the financial information included in the annual report. The Board fulfils these responsibilities by reviewing the financial information prepared by management and discussing relevant matters with management and external auditors. The Audit Committee has the responsibility of meeting with management and external auditors to discuss the internal controls over the financial reporting process, auditing matters and financial reporting issues. The Board of Directors is also responsible for recommending the appointment of the Company's external auditors.

MNP LLP is appointed by the shareholders to audit the consolidated financial statements and report directly to them; their report follows. The external auditors have full and free access to, and meet periodically and separately with, both the Audit Committee and management to discuss their audit findings.

April 14, 2016

“Karen Hartlin”	“Douglas Myrdal”
Chief Executive Officer	Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Directors of New Fuel Systems Inc.:

We have audited the consolidated financial statements of New Fuel Systems Inc. (the “Company”), which comprise the consolidated statements of financial position as at December 31, 2015 and 2014, and the consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended and a summary of significant accounting policies and other explanatory information.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we comply with ethical requirements and plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015 and 2014, and its financial performance and its cash flows for the years then ended in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Vancouver, BC, Canada
April 14, 2016	Chartered Professional Accountants

NEW FUEL SYSTEMS INC.
Consolidated Statements of Financial Position
December 31, 2015 and 2014

Stated in Canadian dollars	Notes	2015	2014

ASSETS
Current assets
Cash		$439,461	$476,288
Available-for-sale securities	5	331,606	271,009
Prepaid expenses	6	47,416	920
Total current assets		818,483	748,217

Deferred charge	9	-	4,000,000
Equipment	4	6,819	8,069
Total assets		$825,302	$4,756,286

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Trade and other payables	7	$27,319	$27,338
Due to related party	12	$58,258	71,211
Total current liabilities		85,577	98,549

Shareholders' Equity
Share capital	8	1,899,300	5,705,075
Contributed surplus		69,970	-
Accumulated other comprehensive income		273,224	212,627
Deficit		(1,503,670)	(1,259,965)
Total deficit attributable to equity holders of the Company		738,824	4,657,737
Non-controlling interest		901	-
Total shareholders' equity		739,725	4,657,737

Total liabilities and shareholders' equity		$825,302	$4,756,286

Going concern (note 1)

APPROVED BY THE DIRECTORS

/s/ Douglas Myrdal	/s/ Robert Intile
Director	Director

The accompanying notes are an integral part of these consolidated financial statements

NEW FUEL SYSTEMS INC.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2015 and 2014

Stated in Canadian dollars, except for share amounts	Notes	2015	2014

Expenses
Amortization - equipment		$2,618	$2,095
Bank charge		580	223
Investor relations and filing fee		8,652	40,976
Advertising and promotion		6,441	-
Professional fees		58,242	62,230
Office and miscellaneous		9,506	8,548
Management fees	12	96,000	96,000
Rent	12	13,200	13,200
Travel and automobile expenses		8,266	10,384
Stock based compensation	12	40,000	45,000
		243,505	278,656

Other items
Foreign exchange gain (loss)		(1,329)	798
Available-for-sale security written off		-	(46,246)
Net loss for the year		(244,834)	(324,104)
Unrealized gain on available-for-sale securities		60,597	256,930
Comprehensive loss for the year		$(184,237)	$(67,174)

Loss attributable to:
Owners of the company		$(243,705)	$(324,104)
Non-controlling interest		(1,129)	-
Net loss for the year		$(244,834)	$(324,104)

Comprehensive loss attributable to:
Owners of the company		$(183,108)	$(67,174)
Non-controlling interest		(1,129)	-
Comprehensive loss for the year		$(184,237)	$(67,174)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of common shares
Basic and diluted		46,395,404	47,221,174

The accompanying notes are an integral part of these consolidated financial statements

NEW FUEL SYSTEMS INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015 and 2014

Stated in Canadian dollars	2015	2014

Cash flows used in operating activities
Loss for the year	$(244,834)	$(324,104)
Adjustments for non-cash items:
Amortization - equipment	2,618	2,095
Available-for-sale security written off	-	46,246
Stock based compensation	40,000	45,000

Changes in non-cash working capital items:
Changes in prepaid expenses	(46,496)	41,408
Changes in trade and other payable	(19)	23,273
Net cash used in operating activities	(248,731)	(166,082)

Cash flows used in investing activities
Additions to equipment	(1,368)	(7,500)
Net cash used in investing activities	(1,368)	(7,500)

Cash flows from financing activities
Due to related party	(12,953)	(7,799)
Proceeds from shares issued	194,225	199,980
Proceeds from shares issued to minority shareholders	32,000	-
Net cash from financing activities	213,272	192,181

Increase(decrease) in cash	(36,827)	18,599

Cash at beginning of the year	476,288	457,689

Cash at end of the year	$439,461	$476,288

The accompanying notes are an integral part of these consolidated financial statements

NEW FUEL SYSTEMS INC.
Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, 2015 and 2014

	Attributable to equity holders of the Company
					Accumulated
					Other			Non-	Total
	Number of	Share	Contributed	Subscription	Cumulative			controlling	shareholders'
Stated in Canadian dollars, except for share amoun	shares	capital	surplus	receivables	Income (Loss)	Deficit	Total	interest	equity

Balance, January 1, 2014	46,981,509	$5,463,035	$-	$(2,940)	$(90,549)	$(935,861)	$4,433,685	$-	$4,433,685

Share capital received for cash	477,480	197,040	-	2,940	-	-	199,980	-	199,980
Stock based compensation	-	45,000	-	-	-	-	45,000	-	45,000
Available-for-sale security written off	-	-	-	-	46,246	-	46,246	-	46,246
Net loss for the year ended December 31, 2014	-	-	-	-	-	(324,104)	(324,104)	-	(324,104)
Unrealized gain on available-for-sale securities	-	-	-	-	256,930	-	256,930	-	256,930
Balance, December 31, 2014	47,458,989	$5,705,075	$-	$-	$212,627	$(1,259,965)	$4,657,737	-	$4,657,737

Share capital received for cash	353,575	194,225	-	-	-	-	194,225	-	194,225
Reversal of the shares issued in 2013 as commission
for equity financing	(5,340,000)	(4,000,000)	-	-	-	-	(4,000,000)	-	(4,000,000)
Shares issued to minority shareholders	-	-	69,970	-	-	-	69,970	2,030	72,000
Net loss for the year ended December 31, 2015	-	-	-	-	-	(243,705)	(243,705)	(1,129)	(244,834)
Unrealized gain on available-for-sale securities	-	-	-	-	60,597	-	60,597	-	60,597
Balance, December 31, 2015	42,472,564	$1,899,300	$69,970	$-	$273,224	$(1,503,670)	$738,824	$901	$739,725

The accompanying notes are an integral part of these consolidated financial statements

1. Nature of Operations and Going Concern

New Fuel Systems Inc. (the “Company”) was incorporated under the “British Columbia Business Corporations Act” on March 2, 2005 under the name Lighting Ridge Resources Inc, and changed its name to New Fuel Systems Inc. on February 21, 2007. The Company’s registered office and principal place of business is Unit 210, 5641 201 Street, Langley, British Columbia, Canada, V3A 8A4. The Company’s principle business activity is focusing on the identification, acquisition, development, and commercialization of renewable, alternative energy technologies globally.

These consolidated financial statements were authorized for issue by the Audit Committee and Board of Directors on April 14, 2016.

These consolidated financial statements are prepared on a going concern basis, which presumes that the Company and its wholly owned subsidiaries (collectively, the “Company”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

These consolidated financial statements have been prepared using accounting principles applicable to a going concern which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. The ability of the Company to carry out its business objectives is dependent on the Company’s ability to receive continued financial support from related parties, to obtain public equity financing, to identify, evaluate and negotiate an acquisition of, a participation in, or an investment in an interest, and to generate profitable operations in the future. Such an acquisition will be subject to regulatory approval and may be subject to shareholder approval. In order to continue as a going concern and meet its corporate objectives, the Company will require additional financing through debt or equity issuances or other available means. There is no assurance that the Company will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. These financial statements do not reflect the adjustments to the carrying value of assets and liabilities, or the impact on the statement of operations and comprehensive loss and financial position classifications that would be necessary were the going concern assumption not appropriate.

As at December 31, 2015, the Company has not generated any revenue and has incurred an accumulated deficit of $1,503,670 (December 31, 2014: $1,259,965).

2. Basis of Preparation

(a) Statement of compliance

These consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) issued by the International Accounting Standards Board (“IASB”) and Interpretations of the International Financial Reporting Interpretations Committee (“IFRIC”).

2. Basis of Preparation - Continued

(b) Basis of measurement

These consolidated financial statements have been prepared on a historical cost basis except for financial instruments classified as at fair value through profit or loss and available-for-sale that have been measured at fair value. In addition, these consolidated financial statements have been prepared using the accrual basis of accounting, except for cash flow information.

(c) Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Subsidiaries are fully consolidated from the date of incorporation, being the date on which the Company obtains control and continue to be consolidated until the date when such control ceases. A summary of the Company’s subsidiaries are as follows:

		Ownership interest
	Country of	December 31,	December 31,
Name of subsidiaries	incorporation	2015	2014

Electric City Motors Corporation	Canada	97%	100%
Water Evolution Systems Inc.	Canada	100%	100%

Electric City Motors Corporation (“ECM”) and Water Evolution Systems Inc. were incorporated on December 5, 2012 and October 10, 2013 respectively under the Business Corporation Act of British Columbia. Both of them have been inactive since incorporation.

During the year ended December 31, 2015, ECM issued 144,000 shares for $32,000, representing approximately 3% of the total outstanding issued shares of ECM as at December 31, 2015.

Inter-company balances and transactions and any unrealized gains or losses arising from inter-company transactions, are eliminated in preparing the consolidated financial statements.

(d) Functional and presentation currency

These consolidated financial statements are presented in Canadian dollars, which is the Company’s reporting currency and functional currency.

(e) Use of estimates and judgements

The preparation of the consolidated financial statements in conformity with IFRSs requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates.

2. Basis of Preparation - Continued

(e) Use of estimates and judgements - Continued

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Significant areas requiring the use of management estimates and assumptions include:

Deferred tax liabilities and assets

Deferred tax liabilities and assets are measured at tax rates expected in the period during which the asset is realized or the liability is settled, based on tax rates (and tax laws) that are enacted or substantively enacted at the end of the reporting period of the financial information. The measurement of liabilities and deferred tax assets reflects the tax consequences that result from the manner in which the Company expects, at the end of the reporting period of the financial information, to recover or settle the carrying amount of its assets and liabilities.

Measurement of financial instruments at fair value

The Company measures certain of its financial instruments at fair value. The determination of such fair value is based on the most readily available market data. When no readily available data is available, management is required to estimate the fair value of the instrument using various inputs that are either, directly or indirectly observable, or not based on observable market data.

Critical accounting judgments are accounting policies that have been identified as being complex or involving subjective judgments or assessments. The Company made the following critical accounting judgments:

Going concern

Management has applied judgments in the assessment of the Company’s ability to continue as a going concern when preparing its consolidated financial statements for the years ended December 31, 2015 and 2014. Management routinely plans future activities including forecasting future cash flows. Management has reviewed their plan with the directors and has collectively formed a judgment that the Company has adequate resources to continue as going concern for the foreseeable future, which management and the directors have defined as being at least the next 12 months. In arriving at this judgment, management has prepared the cash flow projections of the Company, which incorporates a detailed cash flow modelling from the current financial year information. Directors have reviewed the cash flow projections provided by management and have considered the information in relation to the financing uncertainties in the current economic climate and the financial resources available to the Company. As a result of the assessment, management concluded there are no doubts as to the ability of the Company to meet its obligations as they fall due and, accordingly, the use of accounting principles applicable to a going concern is appropriate.

3. Significant Accounting Policies

The accounting policies set out below have been applied consistently to all periods presented in these consolidated financial statements.

(a) Foreign currency

Transactions in foreign currencies are translated at the exchange rate in effect at the date of the transaction. Foreign denominated monetary assets and liabilities are translated to their Canadian dollar equivalents using foreign exchange rates prevailing at the financial position reporting date. Exchange gains or losses arising on foreign currency translation are reflected in profit and loss for the period.

Non-monetary assets and liabilities that are measured at historical cost are translated into Canadian dollars by using the exchange rate in effect at the date of the initial transaction and are not subsequently restated. Non-monetary assets and liabilities that are measured at fair value or a revalue amount are translated into Canadian dollars by using the exchange rate in effect at the date the value is determined and the related translation differences are recognized in net income (loss) or other comprehensive net (loss) consistent with where the gain or loss on the underlying non-monetary asset or liability has been recognized.

(b) Cash

Cash consist of deposits in banks.

(c) Financial instruments

(i) Financial assets

Fair value through profit or loss – This category comprises derivatives, or assets acquired or incurred principally for the purpose of selling or repurchasing it in the near term. They are carried in the statement of financial position at fair value with changes in fair value recognized in the statement of operations and comprehensive loss.

Loans and receivables – These assets are non-derivative financial assets with fixed or determinable payment that are not quoted in an active market. They are carried at cost less any provision for impairment. Individually significant receivables are considered for impairment when they are past due or when other objective evidence is received that a specific counterparty will default.

Held-to-maturity investments – These assets are non-derivative financial assets with fixed or determinable payments and fixed maturities that the Company’s management has the positive intention and ability to hold to maturity. These assets are measured at amortized cost using the effective interest method. If there is objective evidence that the investment is impaired, determined by reference to external credit ratings and other relevant indicators, the financial asset is measured at the present value of estimated future cash flows. Any changes to the carrying amount of the investment, including impairment losses, are recognized in the statements of operations and comprehensive loss.

3. Significant Accounting Policies - Continued (c) Financial instruments - Continued

(i) Financial assets - Continued

Available-for-sale – Non-derivative financial assets not included in the above categories are classified as available-for-sale. They are carried at fair value with changes in fair value recognized directly in equity. Where a decline in the fair value of an available-for-sale financial asset constitutes objective evidence of impairment, the amount of the loss is removed from equity and recognized in the statement of operations and comprehensive loss.

All financial assets, except those at fair value through profit or loss, are subject to review for impairment at least at each reporting date. Financial assets are impaired when there is objective evidence that a financial asset or a group of financial assets is impaired. Different criteria are applied for each category of financial assets described above to determine impairment.

(ii)    Financial liabilities

The Company classifies its financial liabilities into one of two categories, depending on the purpose for which the asset was acquired. The Company’s accounting policy for each category is as follows:

Fair value through profit or loss – This category comprises derivatives or liabilities acquired or incurred principally for the purpose of selling or repurchasing it in the near term. They are carried in the statement of financial position at fair value with changes in fair value recognized in the statement of operations and comprehensive loss.

Other financial liabilities – This category includes due to related party and trade and other payables, all of which are recognized at amortized cost.

(d) Share capital

Common shares

Common shares are classified as equity. Incremental costs directly attributable to the issue of common shares and share options are recognized as a deduction from equity, net of any tax effects.

(e) Equipment

Equipment is recorded at cost, net of accumulated amortization. Depreciation is calculated on a straight line basis over the estimated useful lives.

The estimated useful lives are as follows:

Computer equipment	3 years
Office equipment	5 years
Machinery equipment	5 years

3. Significant Accounting Policies – Continued

(e) Equipment- Continued

Depreciation methods, useful lives and residual values are reviewed at each financial year end and adjusted if appropriate.

(f) Impairment

(i) Financial assets

A financial asset not carried at fair value through profit or loss is assessed at each reporting date to determine whether there is objective evidence that it is impaired. A financial asset is impaired if objective evidence indicates that a loss event has occurred after the initial recognition of the asset, and that the loss event had a negative effect on the estimated future cash flows of that asset that can be estimated reliably.

Objective evidence that financial assets (including equity securities) are impaired can include default or delinquency by a debtor, restructuring of an amount due to the Company on terms that the Company would not consider otherwise, indications that a debtor or issuer will enter bankruptcy, or the disappearance of an active market for a security. In addition, for an investment in an equity security, a significant or prolonged decline in its fair value below its cost is objective evidence of impairment.

The Company considers evidence of impairment for receivables at both a specific asset and collective level. All individually significant receivables are assessed for specific impairment. All individually significant receivables found not to be specifically impaired are then collectively assessed for any impairment that has been incurred but not yet identified. Receivables that are not individually significant are collectively assessed for impairment by grouping together receivables with similar risk characteristics.

In assessing collective impairment, the Company uses historical trends of the probability of default, timing of recoveries and the amount of loss incurred, adjusted for management’s judgement as to whether current economic and credit conditions are such that the actual losses are likely to be greater or less than suggested by historical trends.

An impairment loss in respect of a financial asset measured at amortized cost is calculated as the difference between its carrying amount and the present value of the estimated future cash flows discounted at the asset’s original effective interest rate. Losses are recognized in profit or loss and reflected in an allowance account against receivables. Interest on the impaired asset continues to be recognized through the unwinding of the discount. When a subsequent event causes the amount of impairment loss to decrease, the decrease in impairment loss is reversed through profit or loss.

3. Significant Accounting Policies - Continued

(f) Impairment - Continued

Impairment losses on available-for-sale investment securities are recognized by transferring the cumulative loss that has been recognized in other comprehensive income, and presented in unrealized gains/losses on available-for-sale financial assets in equity, to profit or loss. The cumulative loss that is removed from other comprehensive income and recognized in profit or loss is the difference between the acquisition cost, net of any principal repayment and amortization, and the current fair value, less any impairment loss previously recognized in profit or loss. Changes in impairment provisions attributable to time value are reflected as a component of interest income.

If, in a subsequent period, the fair value of an impaired available-for-sale equity security increases and the increase can be related objectively to an event occurring after the impairment loss was recognized in profit or loss, then the impairment loss is reversed, with the amount of the reversal recognized in profit or loss. However, any subsequent recovery in the fair value of an impaired available-for-sale equity security is recognized in other comprehensive income.

(ii) Non-financial assets

The Company reviews and evaluates its property and equipment for indications of impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable or at least at the end of each reporting period. The asset’s recoverable amount is estimated if an indication of impairment exists.

Impairment loss is recognized when the carrying amount of an asset exceeds its recoverable amount. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs. The cash-generating unit is the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows of other assets or groups of assets. Future cash flows are estimated based on expected future production, commodity prices, operating costs and capital costs.

The recoverable amount is the greater of the asset’s fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects the current market assessment of the time value of money and the risks specific to the asset.

Impairment losses reducing the carrying value to the recoverable amount are recognized in profit and loss.

An impairment loss is reversed if there is an indication that there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

3. Significant Accounting Policies - Continued

(g) Income tax

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in profit or loss except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive income.

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit or loss, and differences relating to investments in subsidiaries and jointly controlled entities to the extent that it is probable that they will not reverse in the foreseeable future. In addition, deferred tax is not recognized for taxable temporary differences arising on the initial recognition of goodwill. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the reporting date. Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets, and they relate to income taxes levied by the same tax authority on the same taxable entity, or on different tax entities, but they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realized simultaneously.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

(h) Earnings per share

The Company presents basic and diluted earnings per share (“EPS”) data for its common shares. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period, adjusted for own shares held. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding, adjusted for own shares held, for the effects of all dilutive potential common shares, which comprise share options granted to employees.

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is the overall change in the net assets of the Company for a period, other than changes attributable to transactions with shareholders. It is made up of net income (loss) and other comprehensive income (loss). The historical make up of net income (loss) has not changed. Other comprehensive income (loss) includes gains or losses, which generally accepted accounting principles requires be recognizing in a period, but excluding from net income for that period.

3. Significant Accounting Policies - Continued

(j)   Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control, related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(k)   Deferred charge

Costs directly identifiable with the raising of capital will be charged against the related capital stock. Costs related to shares not yet issued are recorded as deferred charge. These costs will be deferred until the issuance of the shares to which the costs relate, at which time the costs will be charged against the related capital stock or charged to operations if the shares are not issued.

(l)   Adoption of new accounting standards and amendments

The standards that were adopted for the period beginning on January 1, 2015 or earlier had no effect on the Company’s financial statements for the periods presented, as a result, none of the standards are disclosed.

(m)   New and Revised IFRS Issued but Not Effective

Standards issued but not yet effective up to the date of issuance of the Company’s consolidated financial statements are listed below. This listing is of standards and interpretations issued, which the Company reasonably expects to be applicable at a future date. The Company intends to adopt those standards when they become effective. The Company does not expect the impact of such changes on the consolidated financial statements to be material.

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

3. Significant Accounting Policies - Continued

(m)   New standards and interpretations not yet adopted - Continued

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

4. Equipment

	Computer	Office	Machinery
	equipment	equipment	Equipment	Total

Cost
Balance, at December 31, 2013	$2,507	$673	$-	$3,180
Additions	-	-	7,500	7,500
Balance, at December 31, 2014	2,507	673	7,500	10,680
Additions	-	1,368	-	1,368
Balance, December 31, 2015	$2,507	$2,041	$7,500	$12,048

Depreciation
Balance, at December 31, 2013	$471	$45	$-	$516
Depreciation for the year	836	134	1,125	2,095
Balance, at December 31, 2014	1,307	179	1,125	2,611
Depreciation for the year	836	282	1,500	2,618
Balance, at December 31, 2015	$2,143	$461	$2,625	$5,229

Carrying amounts
At December 31, 2015	$364	$1,579	$4,875	$6,818
At December 31, 2014	$1,200	$494	$6,375	$8,069

5. Available-for-Sale Securities

Available-for-sale securities consist of marketable securities and are summarized as follows:

Public traded	No. of	December 31, 2015		December 31, 2014
securities	shares	Cost	Fair Market Value	Cost	Fair Market Value

First Choice	253,000	$-	$-	$-	$-
Superbox Inc. *	599,000	58,382	331,606	58,382	271,009
		$58,382	$331,606	$58,382	$271,009

*traded in US dollar.

The fair market value of publicly traded securities is measured using quoted prices in active market for the identical assets; The total fair market value is the published market price per share multiplied by the number of shares held without consideration of transaction costs.

The cost of First Choice of $46,246 was written off due to permanent impairment during the year ended December 31, 2014.

The unrealized gain of $60,597 was recorded as accumulated other comprehensive income or loss during the year ended December 31, 2015 (2014: $256,930).

6. Prepaid expenses

	December 31,	December 31,
	2015	2014

Prepaid expenses	$47,416	$920

In November 2015, the Board of the Company approved a Sponsorship Agreement entered with Ambleside Broadcasting Group Inc. (“ABG”), where ABG grants the Company a non-exclusive sponsorship right for 14 months to Karaoke World Championships 2016 world Finals in Vancouver. The purpose of this sponsorship is to gain awareness of the Company with not only potential investors for its crowd funding efforts but also to promote stewardship and/or related business engagements, and at the same time promote awareness of the plastics pollution issues. In consideration, the Company shall pay Euro 30,000 to ABG. The president of ABG is related to CEO of the Company. As at December 31, 2015, $38,646 has been included in the prepaid balance.

7. Trade and Other Payables

	December 31,	December 31,
	2015	2014

Trade payables	$20,519	$8,278
Accrued expenses	6,800	19,060
	$27,319	$27,338

8. Non-controlling interest

Below is summarized financial information for ECM, the Company’s 97% owned subsidiary. The amounts disclosed are based on those included in the consolidated financial statement before inter-company eliminations.

Summarized statement for financial position

	December 31,	December 31,
As at	2015	2014
	$	$
Non-controlling interest percentage	3%	0%

Current assets	32,301	-
Current liabilities	(127)	-
Net assets	32,174	-
Accumulated non-controlling interest	901	-

Summarized income statement

	December 31,	December 31,
For the year ended	2015	2014
	$	$
Net loss	(40,326)	-
Total comprehensive loss	(40,326)	-

Loss allocated to to non-controlling interest	(1,129)	-

Summarized cash flows

	December 31,	December 31,
For the year ended	2015	2014

Cash used in operating activities	(326)	-
Cash used in investing activities	-	-
Cash from financing activities	32,127	-

9. Share Capital, Share Purchase Options and Warrants

(a) Share Capital

Common shares

a.	Authorized:

Unlimited number of common shares with no par value.

b.	Issued and outstanding:

As at December 31, 2015 the total issued and outstanding common shares are 42,472,564 (December 31, 2014: 47,458,989).

During the year 2013, the Company entered a Special Private Placement Agreement (the “Agreement”) with a third party. The third party was to invest up to $100 million (“Commitment Amount”) to the Company once the Company was listed on an acceptable public market or exchange. As consideration, the third party required a commitment fee of 4% of the Commitment Amount. In settlement of this fee, the Company issued 5,340,000 common shares at the price of $0.75 per share as payment for the commitment fee of $4,000,000, and deposited the shares in an escrow custodial account pursuant to the Agreement. The commitment fee was initially recorded as deferred charge. In August 2015, these shares were cancelled as the services could not be provided according to schedule and the related commitment fee of $4,000,000 previously recorded was also reversed.

During the year 2014, the Company issued 477,480 common shares at the prices ranging from $0.25 to $0.75 per share for aggregate proceeds of $197,040. The Company re-valued the 180,000 common shares issued to the founders at $0.25 per share to $0.50 per share and recognized a stock based compensation of $45,000.

During the year ended December 31, 2015, the Company issued 353,575 common shares at prices ranging from $0.50 to $1.00 per share for aggregate proceeds of $194,225.

(b) Share Purchase Options

During the year ended December 31, 2015, there were no share purchase options granted, exercised or cancelled. At December 31, 2015 and December 31, 2014, there was no share purchase option outstanding.

(c) Share Purchase Warrants

During the year ended December 31, 2015, there were no share purchase warrants granted, exercised or cancelled. At December 31, 2105 and December 31, 2014, there was no share purchase warrant outstanding.

10. Financial instruments and risk management

Fair values

The Company’s financial instruments consist of cash, available-for-sale securities, trade and other payables and due to related party. Cash is classified as loans and receivables and recorded at cost. Available-for-sale securities is classified as available for sale and recorded at fair value. Trade and other payables and due to related party are classified as other financial liabilities, which are measured at amortized cost.

The carrying and fair value amounts of the Company’s financial instruments related to cash, available-for-sale securities and trade and other payables are the same due to their short terms to maturity. It is not practical to determine the fair value of the amounts due from related parties and due to related parties with sufficient reliability due to the nature of the financial instruments.

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

As at December 31, 2015 and 2014, cash and available-for-sale securities are assessed to be Level 1 instruments.

11. Risk management framework

The Board of Directors has overall responsibility for the establishment and oversight of the Company’s risk management framework.

The Company's risk management activities include the preservation of its capital by minimizing risk related to its cash. The Company does not have a risk management committee or written risk management policies. The Company’s financial instruments are exposed to the risks described below:

Credit risk

Credit risk is the risk of an unexpected loss if a party to a financial instrument fails to meet its contractual obligations. The Company's credit risk is primarily attributable to cash. The Company has no significant concentration of credit risk arising from operations. Management believes that the maximum credit exposure at December 31, 2015 is cash in the bank of $439,461 (December 31, 2014: $476,288) and the credit risk concentration with respect to cash is remote.

11. Risk management framework- Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company has in place a planning and budgeting process to help determine the funds required to support the Company’s normal operating requirements on an ongoing basis. The Company tries to ensure that there is sufficient working capital to fund its ongoing operating expenditures. At December 31, 2015, the Company had a working capital of $732,906. (December 31, 2014: $649,668).

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates and foreign exchange rates.

(i) Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to significant interest rate risk due to the short term nature of its money assets and liabilities.

(ii) Foreign currency exchange rate risk

Foreign currency exchange rate risk is the risk that the fair value of financial instruments or future cash flows will fluctuate as a result of changes in foreign exchange rates.

The Company's functional currency is the Canadian dollar and major transactions are transacted in Canadian dollars. Management believes the foreign exchange risk derived from currency conversions is minimal and therefore does not hedge its foreign exchange risk.

Capital management

The Company’s objective when managing capital is to safeguard the entity’s ability to continue as a going concern.

In the management of capital, the Company monitors its adjusted capital which comprises all components of equity (i.e. share capital, accumulated other comprehensive income (loss) and deficit).

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to meet its daily operating expenses. The Company may sell some of its available-for-sale investments for additional cash required. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company's management to sustain future development of the business.

There were no changes in the Company's approach to capital management during the years ended December 31, 2015 and 2014. The Company is not subject to externally imposed capital requirements.

12. Related Parties Transactions

The aggregate value of transactions and outstanding balances relating to key management personnel and entities over which they have control or significant influence were as follows:

	Transaction value		Balance outstanding
	Year ended December 31,		December 31,	December 31,
Officer Transaction	2015	2014	2015	2014

Karen Hartlin Management fee & rent	$109,200	$109,200	$58,258	$71,211
Jack Stuart Stock based compensation	$40,000
	$149,200	$109,200	$58,258	$71,211

During the years ended December 31, 2015 and 2014, Hartlin Management Services, a private company controlled by former CFO and Secretary of the Company, Karen Hartlin, charged management fees of $8,000 per month and $1,100 per month for rent to the Company.

The amounts due to related parties do not bear interest, are unsecured, and have no fixed payment term; accordingly, the fair value cannot be readily determined.

On December 31, 2015, the Company’s subsidiary Electric City Motors Corporation issued 100,000 common stock at a price of $0.10 per share to a director of the Company. The Company recorded stock based compensation of $40,000 in the consolidated statements of operations and comprehensive loss.

Also see note 6.

13. Income Tax

The following table reconciles the expected income tax expense (recovery) at the Canadian statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended December 31, 2015 and 2014:

Corporate tax rate	13.50%	13.50%

Expected tax expense (recovery) at statutory rates	$(33,053)	$(43,754)
Increase (decrease) resulting from:
Non-deductible items	5,436	107
Change in estimates	-	2,902
Change in enacted rates	(17,430)	(28,629)
Marketable securities	8,791	12,727
Change in Deferred tax asset not recognized	36,256	56,647
Income tax expense (recovery)	$-	$-

13. Income Tax – Continued

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax values. Deferred tax assets (liabilities) at December 31, 2015 and 2014 are comprised of the following:

	2015	2014

Deferred income tax assets
Non capital loss carryforwards	$375,951	$323,445
Capital loss carryforwards	635	635
Fixed assets	533	(148)
Marketable securities	(29,867)	(12,936)
Total deferred income tax assets	347,252	310,996
Unrecognized deferred income tax assets	(347,252)	(310,996)
Net deferred income tax assets	$-	$-

The Company has non capital loss carryforwards of approximately $1,445,966 (2014: $1,244,018) which may be carried forward to apply against future income for Canadian income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

2027	$128,269
2028	107,943
2029	204,894
2030	179,050
2031	113,632
2032	18,967
2033	170,046
2034	321,217
2035	201,948
$1,445,966

In addition, the Company has capital losses of $4,883 (2014: $4,883), which may be carried forward indefinitely and applied to reduce future capital gains.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not probable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

14. Subsequent Events

On October 30, 2015, the Company signed a share purchase agreement with a private company and an executive director of the private company to acquire a control block of 20,900,000 shares of the common stock of Superbox Inc. for a total purchase price of US$15,000. As at December 31, 2015, the Company has paid US$5,000 towards this agreement. Subsequent to year end, the Company remitted the balance of US$10,000 and is in the process of completing the transaction. All of the 20,900,000 shares of Superbox Inc. are restricted. Upon completion of the transaction, the accumulative share position in Superbox Inc. held by the Company will be approximately 72% of all the issued and outstanding shares of Superbox Inc. As a result, Superbox Inc. will be consolidated as part of the Company from the completion date.

On March 15, 2016, the Company issued 2,250 shares of the Common Stock of the Company at $1.27 (USD 1.00 per share) per share to a third party for a total proceed of USD $2,250.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

The company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Our management, with the participation of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2015, our internal controls over financial reporting were effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and,

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

            A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

            This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2015 fiscal year, there were no changes in our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The names of our executive officers and directors and the positions currently held by each are as follows:

Name	Age	Position

Karen Hartlin	55	Chief Executive Officer and President
Robert Intile	54	Director
Satyendra Tripathi	62	Director
Harvey Lawson	68	Director
Douglas R. Myrdal	52	Chief Financial Officer and Director
Dr. David Wang	54	Director

Karen Hartlin – CEO/President/Sec/Treas

Ms. Hartlin has been president of Hartlin Management Services for over 30 years. She is a veteran management consultant providing management and administrative services to several private/public corporations including investor relations, maintenance of company financial records and corporate minutes book, preparation and filing of due-diligence reports, disclosure documentation and annual corporate filings required by the various corporate regulatory agencies. She has been serving as our Sec/Treas since inception.

Robert Intile – Director

Mr. Intile has a background in mechanics and developed one of the leading environmental contracting companies in British Columbia. This company had strategic focus on underground utilities which prevent contamination of ground water, soil and property damage due to erosion. He has marketing experience on the federal, provincial and municipal level. He has been involved in the environmental movement through businesses he owns or has worked for the last 20 years. Since 2005, Mr. Intile has been working for RCO Ventures Corp, a company which he owns, as an independent business entrepreneur.

Satyendra Tripathi – Director

Mr. Tripathi is the president of Electric City Motors North America and has 41 years experience in the automobile industry. From 1976-2002 he managed 22 dealerships and in 2005 changed his focus to highway speed electric car development. His work distributing electric cars within the USA has led to partnerships with Korean and Pakistan automobile manufacturers for eight new model electric cars. He is presently testing a new Korean battery which would extend driving ranges to 350-400 miles per charge. From April 2010 through October 2012, Mr. Tripathi was not employed in the traditional sense by an outside party but was engaged full time in personal research regarding the electric propulsion of automobiles. From October 2012 to the present he has also been employed by Ross Direct Media as its marketing director. Ross Direct Media markets products for auto manufacturers and dealerships.

Harvey Lawson – Director

Mr. Lawson has been an officer and director of several junior public companies in the resource and oil and gas exploration and mining sectors, most recently as CFO and director of Trade Winds Ventures, which was acquired for $84 million. He provides administrative, accounting and financial consulting services to these companies. He is familiar with the compliance and regulatory requirements as set by the SEC and CSA. At the present time and since 2004, he has been the owner and sole employee of Aruba Capital Inc. Aruba Capital provides accounting, funding and financial services to public & private companies.

Douglas R. Myrdal – Director, CFO

Mr. Myrdal began his career with Price Waterhouse in 1986 and is designated as a Chartered Accountant. From 1998 to 2005 he acquired an accounting firm and converted it into a full service chartered accounting company. He has experience as an officer of companies involved in food manufacturing, renewable energy, construction and cleaning services, acquisition development and most recently Broco Glass Group, and negotiated a multi-million dollar sale of the company to the largest auto glass conglomerate in the world. For the past 17 years he has been working in these areas as an independent business consultant. Mr. Myrdal was appointed chief financial officer of the Company on April 13, 2015.

Dr. David Wang – Director

For 25 years Dr. Wang was in the Canadian natural foods industry and naturopathic medicine. He specializes in preventative medicine, ozone and chelation therapy and is certified in anti-aging medicine. He is founder of Boucher Institute of Naturopathic Medicine. He is a formulator, lecturer and author. For the past 33 years he has been working as an independent consultant with the following companies each of which he owned:

Dr. David Wang Investments Inc. - 16 years
360 Well-being Integrative Health Inc. - 10 years
Pranin Organic Inc. - 7 years

Director Qualifications

Robert Intile

Mr. Intile has been involved in his family’s construction businesses all of his life and is a self-employed entrepreneur. We believe this experience is important to the company since it is our plan to construct plastics to oil plants throughout Canada and the United States.

Satyendra Tripathi

Mr. Tripathi has 40 years of experience in the automotive industry and over 15 years of experience in the research, development, design and manufacturing of highway speed electric vehicles. It is this expertise the Company needs with respect to the business development of its subsidiary Electric City Motors Corp.

Harvey Lawson

Mr. Lawson is presently involved with Vantech (Vancouver Angel Technology Network) and Keiretsu (a global investment community of accredited private equity angel investors, venture capitalists and corporate/institutional investors). Through his relationship with these groups he provides mentorship to startup technology companies such as New Fuel Systems. He also has experience in the filing requirements of and financial reporting requirements of publicly traded companies.

Douglas R. Myrdal

As New Fuel Systems is a start-up business in the renewable energy industry, it requires a director that can contribute to the selection of candidates for the management team, to analyze and approve budgets, business plans, compensation packages, corporate policies and financial statements. Douglas has experience in all of these key areas, including capital fund raising for both private and public enterprise, as well as taking private companies public. He is key to providing executive expertise and creative thinking in areas of taxation, corporate structure, strategic business planning, and accounting.

Dr. David Wang

Dr. Wang has been practicing as a licensed naturopathic physician in Vancouver for 25 years. He understands the negative impact that environmental toxins have on human health. He is especially concerned about plastic waste, the xenobiotic effects on the glandular system and its connection with hormonal imbalances. He has been involved in organizations throughout his career that offer innovative and environmentally friendly technologies that help deal with key issues that have a direct impact on our food chain such as waste plastic and contaminated water, key elements of business goals.

During the past ten years none of our directors, executive officers, promoters or control persons was:

1)             the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2)             convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)             subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4)             found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Significant Employees

Hartlin Management Services, a private company controlled by our Secretary/Treasurer Karen Hartlin, is paid a management fee of $8,000 per month by the Company for services rendered to the Company. Through this relationship, Karen Hartlin would be considered the same as an employee who is not an executive officer, but who is expected to make a significant contribution to the Company.

Family Relationships

None of our executive officers and directors are related.

Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Since we have no stock registered under Section 12(b) or Section 12(g) of the Exchange Act, there are no persons who need to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

To form strategic alliances and partnerships with reputable and innovative companies that provide high quality products, innovative technology and reliable services.

To value our customers, partners and shareholders and excel in our business by honouring our commitments, delivering sustainable growth and continuing to strive for excellence in a professional and responsible manner.

To treat our employees and shareholders as assets and as the key to our success. We shall maintain an active role in helping our team achieve their full potential and to provide them with a conducive work environment where integrity, creativity and mutual respect is valued and rewarded.

Corporate Governance

            Nominating Committee

We have not established a Nominating Committee because we believe that our Board of Directors is able to effectively manage the issues normally considered by a Nominating Committee.

            Audit Committee

We have not adopted an audit committee separate from our Board of Directors.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered by the referenced officers during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary($)	All Other Compensation	Total($)

Jack Stuart, CEO and President (3)	2015	0	0	0
	2014	0	0	0
	2013	0	0	0

Karen Hartlin, Secretary and Treasurer, former CFO and current Interim CEO (2)	2015	0 (1)	0	0 (1)
	2014	0 (1)	0	0 (1)
	2013	0 (1)	0	0 (1)

Douglas R. Myrdal, CFO (4)	2015	0	0	0

(1) The Company pays Hartlin Management Services $8,000 per month for management services and $1,100 per month for rent of the Company’s headquarters. Our Administration Manager, Secretary/Treasurer and former CFO, Karen Hartlin, is the owner of Hartlin Management Services.
(2) Ms. Hartlin resigned her position as CFO on April 13, 2015.
(3) Mr. Stuart passed away on March 27, 2016.
(4) Mr. Myrdal was elected CFO on April 13, 2015.
(5) On December 31, 2015, the Company’s subsidiary Electric City Motors Corporation issued 100,000 common stock at a price of $0.10 per share to Mr. Stuart. The Company recorded stock based compensation of $40,000 in the consolidated statements of operations and comprehensive loss.

Employment Agreements

The Company does not have any employment agreements with any officer or director.

Directors’ Compensation

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

None

Compensation of Directors

Our directors are not compensated for their service on the board of directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of April 9, 2016, relating to the beneficial ownership of common stock by:

  each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

  each of our named executive officers and directors; and

  our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 42,474,814 shares of common stock outstanding as of April 9, 2016. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Estate of Jack Stuart	19,500,000 Indirect (1)	45.9
Karen Hartlin	4,500,000 Indirect (2)	10.6
Robert Intile	1,000,000 Indirect (3)	2.4
Satyendra Tripathi	1,000,000 Direct	2.4
Harvey Lawson	40,000 Direct	0.1
Douglas R. Myrdal	180,000 Direct	0.4
Dr. David Wang	500,000 (5)	1.2
Hartlin Management Services	2,500,000 Direct	5.9
TMK World Investment Group, Inc.	4,500,000 Direct	10.6
Cooljet Air Inc.	3,000,000 Direct	7.1
Lightning Ridge Resources Inc.	3,550,000 Direct	8.4

New Quest Capital Corp.	4,000,000 Direct	9.4
Evolution Venture Group Inc.	4,000,000 Direct	9.4
Que Capital Corp.	4,000,000 Direct	9.4
All directors and executive officers as a group (6 persons)	2,720,000 (4)	6.4

(1) The 19,500,000 shares held indirectly by the estate of Jack Stuart are comprised of the shares held by TMK World Investment Group, Inc., New Quest Capital Corp., Evolution Venture Group Inc., Cooljet Air Inc. and Que Capital Corp. Each of these companies is controlled by the estate of Mr. Stuart.

(2) The 4,500,000 shares held indirectly by Karen Hartlin are comprised of the shares held by Hartlin Management Services and Cintanis Capital Corporation, both of which are controlled by Ms. Hartlin.

(3) The 1,000,000 shares held indirectly by Robert Intile are comprised of shares held by WC Investments S.A. and RCO Ventures Corp, both of which are controlled by Mr. Intile.

(4) 1,220,000 of this total is held directly by three directors while the balance is held indirectly by certain officers and directors pursuant to notes (3), (5) and (6).

(5) The 500,000 shares held indirectly by Dr. David Wang are comprised of shares held by Pranin Organic Inc. which is controlled by Dr. Wang.

Securities Authorized for Issuance under Equity Compensation Plans

None

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Hartlin Management Services, a private company controlled by our Secretary/Treasurer Karen Hartlin, is paid a management fee of $8,000 per month by the Company for services rendered to the Company. As part of its management services, Hartlin Management does all corporate bookkeeping, manages all corporate documents and records, maintains all banking records, manages accounts payable, assists with and consults on corporate financial strategies, keeps the company in good standing with applicable government agencies and carries out other applicable responsibilities assigned by the board of directors from time to time. Karen Hartlin owns indirectly 10.6 percent of the issued and outstanding common shares of the Company.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Parents of the Smaller Reporting Company

NFS has no parent company.

Director Independence

Two of our five directors serving on our Board of Directors are independent directors. Our independent directors are Harvey Lawson and Dr. David Wang. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).The text of this rule is attached to our Registration Statement on Form F-1 as Exhibit 99, filed with the U.S. Securities and Exchange Commission on February 11, 2015.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees	$22,000	$13,000
Audit-related Fees	$12,000	$6,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$34,000	$19,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2015 contained in Item 8 above which are incorporated herein by this reference.

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description (1)
3.1	Certificate of Incorporation (2)
3.2	By-laws (2)
31.1	302 Certification of Chief Executive Officer
31.2	302 Certification of Chief Financial Officer
32.1	906 Certification of Chief Executive Officer
32.2	906 Certification of Chief Financial Officer

DOCUMENTS INCORPORATED BY REFERENCE

(1) Summaries of all exhibits contained within this Report are modified in their entirety by reference to these exhibits.

(2) Incorporated by reference to our Registration Statement on F-1, filed with the SEC on February 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FUEL SYSTEMS INC.

Date:	April 14, 2016	By:	/s/ Douglas R. Myrdal
Douglas R. Myrdal, Chief Financial Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NEW FUEL SYSTEMS INC.

Date:	April 14, 2016	By:	/s/ Karen Hartlin
Karen Hartlin, Chief Executive Officer

Date:	April 14, 2016	By:	/s/Douglas R. Myrdal
Douglas R. Myrdal, Chief Financial Officer, Chief Accounting
Officer and Director
Date:	April 14, 2016	By:	/s/ Robert Intile
Robert Intile, Director

Date:	April 14, 2016	By:	/s/ Satyendra Tripathi
Satyendra Tripathi, Director

Date:	April 14, 2016	By:	/s/ Harvey Lawson
Harvey Lawson, Director

Date:	April 14, 2016	By:	/s/ Dr. David Wang
Dr. David Wang, Director